Form 10QSB
period 1998-06-30
CAPITA RESEARCH GROUP INC
filed 1998-08-17
CIK 1059267

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 1998

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                       For the Transition Period From          to          .
                                                     ----------  ----------

                         Commission File Number 1-14025
                                                -------

                           Capita Research Group, Inc
                           --------------------------
             (Exact name of registrant as specified in its charter)


                Nevada                                  88-0072350
                ------                                  ----------
    (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                  Identification No.)


900 East Eighth Avenue, King of Prussia, Pennsylvania         19406
-----------------------------------------------------         -----
     (Address of principal executive office)                (ZIP Code)

Registrant's telephone number, including area code:  (610) 768-8070
                                                     --------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days. Yes No X .

The number of shares outstanding of the registrant's common stock as of July 31, 1998 was 12,692,900.

                           Capita Research Group, Inc.
            Balance Sheets as of December 31, 1997 and June 30, 1998
                           (Development Stage Company)

                                     ASSETS
                                                                    (UNAUDITED)
                                                                      June 30,              December 31,
                                                                      --------              ------------
                    Current Assets                                      1998                    1997
                    --------------                                    --------                --------
Cash                                                                   $ 9,229                $ 15,190
Accounts Receivable                                                     12,027                   2,000
                                                                    -----------             -----------

                                  Total Current Assets                  21,256                  17,190
                      Equipment
                      ---------
Equipment - Net                                                         97,288                  85,083
                                                                    -----------             -----------
                     Other Assets
                     ------------
Organization costs - net                                                     -                  19,638
Deposits                                                                 7,635                   4,928
                                                                    -----------             -----------

                                    Total Other Assets                   7,635                  24,566

Total Assets                                                         $ 126,179               $ 126,839
                                                                    ===========             ===========

                   LIABILITIES and STOCKHOLDERS' DEFICIENCY

                 Current Liabilities
                 -------------------
Accounts payable                                                      $ 28,964                $ 82,576
Accrued expenses                                                       124,552                  78,432
Notes payable                                                                -                  60,000
Due to stockholders                                                    100,000                 225,791
                                                                    -----------             -----------

                             Total Current Liabilities                 253,516                 446,799

               Stockholders' Deficiency
               ------------------------
Common Stock, NextGen Systems, Inc.
$1.00 par value, 3,000,000 shares authorized;
issued & outstanding, 337,435 in 1997                                        -                 337,435

Common Stock, Media Solutions International, Inc.
$.01 par value, 10,000,000 shares authorized;
issued & outstanding, 1,260,100 in 1997                                      -                  12,601

Common Stock, Capita Research Group, Inc.
$0.001 par value, 100,000,000 shares authorized;
issued & outstanding, 12,174,000 in 1998                                12,174                       -


Additional paid-in capital                                           1,835,280                 532,533

Deficit accumulated during
development stage                                                   (1,974,791)             (1,202,529)
                                                                    -----------             -----------
                        Total stockholders' deficiency                (127,337)               (319,960)

Total Liabilities & Stockholders' Deficiency                         $ 126,179               $ 126,839
                                                                    ===========             ===========

                             See Accompanying notes

                           Capita Research Group, Inc.
               Statements of Operations for the Three Months Ended
                             June 30, 1997 and 1998

                                                                      (UNAUDITED)
                                                                   Three Months Ended
                                                                        June 30
                                                               1998                 1997
                                                            -----------          -----------

Revenue                                                       $ 38,000             $ 13,991
                                                            -----------          -----------


Expenses
Research and Development                                        30,978                  292
Salaries and consulting fees                                   121,066               58,172
Advertising and promotion                                          200                  122
General and administrative                                     125,930              189,338
                                                            -----------          -----------

                       Total expenses                          278,174              247,924


Other Income (Expense)
Interest expense                                                (2,629)                   -
                                                            -----------          -----------
                     Total other expense                        (2,629)                   -


Net Loss Before Provision for Income Taxes                    (242,803)            (233,933)

Provision for Income Taxes                                           -                    -
                                                            -----------          -----------

Net Loss                                                    $ (242,803)          $ (233,933)
                                                            ===========          ===========
Net Loss Per Share, Basic and Diluted                            (0.02)               (0.11)

Weighted Average Shares Outstanding                         11,431,661            1,927,791
                                                            ===========          ===========

                             See Accompanying notes

                           Capita Research Group, Inc.
                Statements of Operations for the Six Months Ended
                             June 30, 1997 and 1998


                                                                (UNAUDITED)
                                                              Six Months Ended
                                                                  June 30
                                                         1998                 1997
                                                     -----------          -----------
Revenue                                                $ 38,000             $ 86,804
                                                     -----------          -----------


Expenses
Research and Development                                 31,624                6,190
Salaries and consulting fees                            435,987              139,508
Advertising and promotion                                 2,322                2,562
General and administrative                              334,129              373,728
                                                     -----------          -----------

                       Total expenses                   804,062              521,988


Other Income (Expense)
Interest expense                                         (6,200)              (1,293)
                                                     -----------          -----------
                     Total other expense                 (6,200)              (1,293)


Net Loss Before Provision for Income Taxes             (772,262)            (436,477)

Provision for Income Taxes                                    -                    -
                                                     -----------          -----------

Net Loss                                             $ (772,262)          $ (436,477)
                                                     ===========          ===========
Net Loss Per Share, Basic and Diluted                     (0.08)               (0.11)

Weighted Average Shares Outstanding                   9,591,332            1,944,525
                                                     ===========          ===========

                             See Accompanying notes

                           Capita Research Group, Inc.
                Statements of Cash Flows for the Six Months Ended
                           (Development Stage Company)

                                                                                    (UNAUDITED)
                                                                                  Six Months Ended
                                                                                      June 30
                                                                             1998                1997
                                                                          -----------        -----------
Operating Activities

Net Loss                                                                  $ (772,262)        $ (436,477)
Adjustments to reconcile net loss to
net cash used in operating activities:
                  Common stock issued for salaries and                                                -
                     consulting                                              331,170
                  Depreciation                                                10,149             12,982
                  Writeoff of organization costs                              19,638                  -

Changes in Operating assets and liabilities:
                     (Increase) decrease in:
                  Accounts receivable                                        (10,027)           (31,199)
                  Other assets                                                (2,707)            (3,607)
                     Increase (decrease) in:
                   Accounts payable & Accrued Expenses                        (7,491)           327,661
                                                                          -----------        -----------

            Net cash used in operating activities                           (431,530)          (130,640)


Investing Activities

Purchase of equipment                                                        (22,355)            (2,290)
                                                                          -----------        -----------
            Net cash used in investing activities                            (22,355)            (2,290)


Financing Activities

Proceeds from issuance of common stock                                       456,890            214,250
Proceeds from other loans                                                          -             (8,300)
Repayment of Stockholder loans                                                (8,966)           (52,379)
                                                                          -----------        -----------
            Net cash provided by financing activities                        447,924            153,571


Net Increase ( Decrease) in cash                                              (5,961)            20,641

Cash, Beginning                                                               15,190                639
                                                                          -----------        -----------

Cash, Ending                                                                 $ 9,229           $ 21,280
                                                                          ===========        ===========


Supplemental Disclosure of Noncash Financing Activities :

Note Payable converted into common stock                             $ 60,000.00
Stockholder loans converted into common stock                       $ 116,825.00

Capita Research Group, Inc.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended June 30, 1998 and 1997

All statements contained herein that are not historical facts are based upon current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: the availability of sufficient capital to finance Capita's business plans, the market acceptance of Capita's services and competitive factors.
Capita wishes to caution readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Litigation Reform Act of 1995 and as a result, are pertinent only as of the date made.

As disclosed in Form 10-SB/A filed in July 1998, MSII (a predecessor of Capita Research) licensed the rights from Media Solutions (a predecessor of Capita Research) to continue the development and selling of MediaLink. MediaLink is a software system used by marketers to manage Direct Response Television, "DRTV", advertising campaigns. During the first three months of 1997 , MSII was actively engaged in marketing its product and providing technical support to its clients. As also disclosed in the Form 10-SB/A , during the first three months of 1998, having previously sold the MediaLink line of business, and having obtained the rights to commercialize the NASA software, Media Solutions was engaged in developing and launching a new line of business directed towards advertising and media copy testing. In addition to validating its testing system for commercial use, this involved substantial ongoing technical development, creation of corporate infrastructure, and initiation of a sale solicitation program among prospective media and advertising company prospects.

For these reasons, substantially all of the material changes from period to period in the respective Consolidated Statements of Operations for the three months ended June 30 reflect a basic change of business operations and not a change in comparable operating results. Accordingly, in the period ended June 30, 1997 Media Solutions and MSII generated revenue of $13,991 from sales of its MediaLink software product. Total expenses of $247,924 were incurred largely in connection with system sales and support activities. In the three month period ended June 30, 1998 Capita Research Group, Inc. "Capita" had sales of $ 38,000 of its copy testing service. This accounts for the entire period-to-period change in revenue. Similarly, Capita's expenses of $278,174 reflect the technical development of the product, development of an infrastructure, and the start-up of testing operations..

Capita Research Group, Inc.

         MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Results of Operations for the Six Months Ended June 30, 1998 and 1997

As disclosed in Form 10 -SB/A filed in July 1998, MSII (a predecessor of Capita Research) licensed the rights from Media Solutions (a predecessor of Capita Research) to continue the development and selling of MediaLink. MediaLink is a software system used by marketers to manage Direct Response Television, "DRTV", advertising campaigns. During the first six months of 1997 , MSII was actively engaged in marketing its product and providing technical support to its clients. As also disclosed in the Form 10 -SB/A , during the first six months of 1998, having previously sold the MediaLink line of business, and having obtained the rights to commercialize the NASA software, Media Solutions was engaged in developing and launching a new line of business directed towards advertising and media copy testing. In addition to validating its testing system for commercial use, this involved substantial ongoing technical development, creation of corporate infrastructure, and initiation of a sale solicitation program among prospective media and advertising company prospects.

For these reasons, substantially all of the material changes from period to period in the respective Consolidated Statements of Operations for the six months ended June 30 reflect a basic change of business operations and not a change in comparable operating results. Accordingly, in the period ended June 30, 1997 Media Solutions and MSII generated revenue of $86,804 from sales of its MediaLink software product. Total expenses of $521,988 were incurred largely in connection with system sales and support activities. In the six month period ended June 30, 1998 Capita Research Group, Inc. "Capita" had sales of $ 38,000 of its copy testing service. This accounts for the entire period-to-period change in revenue. Similarly, Capita's expenses of $804,062 reflect the technical development of the product, development of an infrastructure, and the start-up of testing operations. General and administrative expenses include costs of approximately $105,000 which are attributable to legal, accounting, and other costs related to the reverse acquisition into Royal American and the filing of the Form 10-SB/A and the amendment thereto with the SEC.

Liquidity and Capital Resources at June 30, 1998

With start-up losses expected to continue, the Company's ability to sustain operations is dependent on its ability to raise added investment capital. During the six months ended June 30, 1998, the Company received cash proceeds of $ 456,890 from the sale of common stock. In addition, the company issued common stock in exchange for loans in the amount of $ 331,170 and $ 176,825 respectively. At June 30, 1998 the financial condition remained impaired with the working capital shortfall being met by the issuance of common stock. The above transaction net of the operating loss had the effect of reducing the stockholder deficit by $192,623 to a deficit of $126,719 at June 30, 1998, versus a deficit of $319,960 at December 31, 1997.

                    Note to Consolidated Financial Statements




     The accompanying consolidated financial statements of Capita Research Group, Inc. and its subsidiary reflect all adjustments and disclosures, which are, in the opinion of management, necessary for a fair presentation of interim results. The financial information has been prepared in accordance with Capita's customary accounting practices and has not been audited.

     Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission (SEC) rules and regulations. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amount reported in the financial statements and accompanying notes. Actual results could differ from those estimates. These interim financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in Capita's Form 10-SB/A for the year ended December 31, 1997.

     Results of operations for the six-month period ended June 30, 1998, are not necessarily indicative of the results to be expected for the full year.

                                   SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     CAPITA RESEARCH GROUP, INC.
                                                     Registrant




       Dated: August 14, 1998                        /s/ David B. Hunter
       ----------------------                        -------------------
                                                     David B. Hunter
                                                     President and
                                                     Chief Executive Officer