Form 10-Q
period 1998-09-30
CAPITA RESEARCH GROUP INC
filed 1998-11-13
CIK 1059267

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-Q
                                    ---------

  [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1998
                                                    ------------------
                                       or

  [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission file number: 1-14025
                       ---------


                           Capita Research Group, Inc.
             ------------------------------------------------------
             (exact name of registrant as specified in its charter)


              Nevada                                        88-0072350
   -------------------------------                     -------------------
   (State or Other Jurisdiction of                      (I.R.S. Employer
   Incorporation or Organization)                       Identification No.)


900 East Eighth Avenue, King of Prussia, Pennsylvania             19406
-----------------------------------------------------          ----------
 (Address of Principal Executive Offices)                      (Zip Code)


                                 (610) 768-8070
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes    X         No
                                       ---------       ---------

The number of shares outstanding of the registrant's common stock as of September 30, 1998 was 13,297,000.

                           Capita Research Group, Inc.
            Balance Sheets as of December 31, 1997 and Sept 30, 1998
                           (Development Stage Company)

                                     ASSETS
                                                          (UNAUDITED)
                                                            Sept 30,     December 31,     Increase
                 Current Assets                               1998          1997         (Decrease)
                 --------------                               ----          ----         ----------
Cash                                                      $    91,384    $    15,190         76,194
Accounts Receivable                                            25,000          2,000         23,000
Prepaid Expenses                                                3,984           --            3,984
                                                          -----------    -----------    -----------

                             Total Current Assets             120,368         17,190        103,178

                    Equipment
                    ---------
Equipment - Net                                                96,971         85,083         11,888
                                                          -----------    -----------    -----------

                  Other Assets
                  ------------
Notes Receivable                                               10,535         19,638         (9,103)
Deposits                                                        7,160          4,928          2,232
                                                          -----------    -----------    -----------

                               Total Other Assets              17,694         24,566         (6,872)

Total Assets                                              $   235,034    $   126,839        108,195
                                                          ===========    ===========    ===========

                    LIABILITIES and STOCKHOLDERS' DEFICIENCY

               Current Liabilities
               -------------------
Accounts payable and Accrued Expenses                     $   168,550    $   161,008          7,542
Notes payable                                                    --           60,000        (60,000)
Due to stockholders                                           100,000        225,791       (125,791)
                                                          -----------    -----------    -----------

                        Total Current Liabilities             268,550        446,799       (178,249)

            Stockholders' Deficiency
            ------------------------
Common Stock, NextGen Systems, Inc.
$1.00 par value, 3,000,000 shares authorized;
issued & outstanding, 337,435 in 1997                            --          337,435       (337,435)

Common Stock, Media Solutions International, Inc.
$.01 par value, 10,000,000 shares authorized;
issued & outstanding, 1,260,100 in 1997                          --           12,601        (12,601)

Common Stock, Capita Research Group, Inc.
$0.001 par value, 100,000,000 shares authorized;
issued & outstanding, 13,297,000 at Sept 30, 1998              13,297           --           13,297


Additional paid-in capital                                  2,114,880        532,533      1,582,347

Deficit accumulated during
development stage                                          (2,161,693)    (1,202,529)      (959,164)
                                                          -----------    -----------    -----------

                   Total stockholders' deficiency             (33,516)      (319,960)       286,444

Total Liabilities & Stockholders Deficiency               $   235,034    $   126,839        108,195
                                                          ===========    ===========    ===========


                             See Accompanying notes

                           Capita Research Group, Inc.
               Statements of Operations for the Nine Months Ended
                             Sept 30, 1997 and 1998
                           (Development Stage Company)

                                                                         (UNAUDITED)
                                                                      Nine Months Ended
                                                                           Sept 30
                                                                    1998             1997
                                                                    ----             ----

 Revenue                                                        $     85,500    $     86,804


 Cost of Sales                                                        88,202         109,904
                                                                ------------    ------------

                                                 Gross Margin         (2,702)        (23,100)

 Selling, Technical, General & Admin
 Selling Cost                                                         37,400          47,921
 Technical Cost                                                      151,045          60,375
 Administrative Compensation                                         370,673         114,988
 Other General & Administrative                                      388,490         295,930
                                                                ------------    ------------

                        Total S.G.&A                                 947,608         519,214

Other Income (Expense)
Interest expense                                                      (8,854)        (14,589)

 Loss Before Interest and Taxes                                 $   (959,164)   $   (556,903)

 Provision for Income Taxes                                             --              --
                                                                ------------    ------------

 Net Loss                                                       $   (959,164)   $   (556,903)
                                                                ============    ============

 Net Loss Per Share, Basic and Diluted                                 (0.09)          (0.31)

 Weighted Average Shares Outstanding                              10,675,763       1,782,938


                             See Accompanying notes

                           Capita Research Group, Inc.
               Statements of Operations for the Three Months Ended
                             Sept 30, 1997 and 1998
                           (Development Stage Company)

                                                                         (UNAUDITED)
                                                                      Three Months Ended
                                                                           Sept 30
                                                                     1998           1997
                                                                     ----           ----
 Revenue                                                        $     47,500    $       --


 Cost of Sales                                                        41,988            --
                                                                ------------    ------------

                                                 Gross Margin          5,512            --

 Selling, Technical, General & Admin
 Selling Cost                                                          9,898            --
 Technical Cost                                                        9,787          11,500
 Administrative Compensation                                          42,747          31,050
 Other General & Administrative                                      127,328          64,580
                                                                ------------    ------------

                        Total S.G.&A                                 189,760         107,130

Other Income (Expense)
Interest expense                                                      (2,654)        (13,296)
                                                                ------------    ------------

 Loss Before Interest and Taxes                                     (186,902)       (120,426)

 Provision for Income Taxes                                             --              --
                                                                ------------    ------------

 Net Loss                                                       $   (186,902)       (120,426)
                                                                ============    ============

 Net Loss Per Share, Basic and Diluted                                 (0.01)          (0.08)

 Weighted Average Shares Outstanding                              12,717,610       1,464,157


                             See Accompanying notes

                           Capita Research Group, Inc.
               Statements of Cash Flows for the Nine Months Ended
                           (Development Stage Company)

                                                                  (UNAUDITED)
                                                               Nine Months Ended
                                                                  September 30
                                                               1998         1997
                                                               ----         ----
Operating Activities
Net Loss                                                    $(959,164)   $(556,942)
Adjustments to reconcile net loss to
net cash used in operating activities:
                  Common stock issued for salaries and
                     consulting                               377,708         --
                  Depreciation                                 17,105       12,982

Changes in Operating assets and liabilities:
                 (Increase) decrease in:
                  Accounts receivable                         (23,000)     (44,848)
                  Other assets                                  6,872       (4,936)
                  PrePaid Expenses                             (3,984)        --
                   Accounts payable & Accrued Expenses          7,542      235,544
                                                            ---------    ---------

            Net cash used in operating activities            (576,921)    (358,200)


Investing Activities

Purchase of equipment                                         (28,993)     (15,076)
                                                            ---------    ---------
            Net cash used in investing activities             (28,993)     (15,076)


Financing Activities

Proceeds from issuance of common stock                        691,075      350,500
Proceeds (Repayment) from other loans                            --         (8,300)
Proceeds (Repayment) of Stockholder loans                      (8,966)      33,226
                                                            ---------    ---------
            Net cash provided by financing activities         682,109      375,426


Net Increase ( Decrease) in cash                               76,195        2,150

Cash, Beginning                                                15,190          639
                                                            ---------    ---------

Cash, Ending                                                $  91,385    $   2,789
                                                            =========    =========


Supplemental Disclosure of Noncash Financing Activities :

Note Payable converted into common stock                    $  60,000
Stockholder loans converted into common stock               $ 116,825

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

         Results of operations for the nine-month period ended September 30, 1998, are not necessarily indicative of the results to be expected for the full year.

                           Capita Research Group, Inc.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS

Results of Operations for the Nine Months Ended September 30, 1998 and 1997

As disclosed in Form 10-SB/A filed in July 1998,  Media Solutions  International
(MSII) (a predecessor of Capita Research) licensed the rights from Media Solutions (a predecessor of Capita Research) to continue the development and selling of MediaLink. MediaLink is a software system used by marketers to manage Direct Response Television, "DRTV", advertising campaigns. During the first nine months of 1997, MSII was actively engaged in marketing its product and providing technical support to its clients. As also disclosed in the Form 10-SB/A, during the first nine months of 1998, having previously sold the MediaLink line of business, and having obtained the rights to commercialize the NASA software, Media Solutions was engaged in developing and launching a new line of business directed towards advertising and media copy testing. In addition to validating its testing system for commercial use, this involved substantial ongoing technical development, creation of corporate infrastructure, and initiation of a sale solicitation program among prospective media and advertising company prospects. Currently, the company is devoting substantially all its efforts in establishing the advertising and media copy testing business and cannot predict when these planned principal operations will commence.

For these reasons, substantially all of the material changes from period to period in the respective Consolidated Statements of Operations for the nine months ended September 30, 1998, reflect a basic change of business operations and not a change in comparable operating results. Accordingly, in the period ended September 30, 1997 Media Solutions and MSII generated revenue of $86,804 from sales of its MediaLink software product. Total expenses of $643,707 were incurred largely in connection with system sales and support activities. In the nine-month period ended September 30, 1998 Capita Research Group, Inc. "Capita" had sales of $ 85,500 of its copy testing service. This accounts for the entire period-to-period change in revenue. The gross margin for the nine months ended September 30, 1998 was a negative $2,706 (3% negative), however, as our testing process has improved the gross margin for the three months ended September 30, 1998 was a positive $5,512 (12 % positive). Further gains in gross margin are expected with anticipated sales increases and further technical and operational improvements to the testing process. Capita's expenses of $1,038,679 reflect the technical development of the product, development of an infrastructure, and the start-up of testing operations. General and administrative expenses include costs of approximately $104,490 expense which are attributable to legal, accounting, and other costs related to the reverse acquisition into Royal American and the filing of the Form 10-SB/A with the SEC.

Liquidity and Capital Resources at September 30, 1998

With losses expected to continue in the foreseeable future, the Company's ability to sustain operations is dependent on its ability to raise added investment capital. During the nine months period ended September 30, 1998 the company received cash proceeds of $691,075 from the sale of its common stock. In consideration of technical and management services, the Company issued common stock of $337,708 and issued $176,825 of common stock in exchange for shareholder loans. At September 30, 1998 the financial condition remained impaired with the working capital shortfall being met primarily from the proceeds of the issuance of common stock. The above transactions net of the operating loss had the effect of reducing the total stockholder deficiency by $286,444 to a deficit of $33,516 at September 30, 1998.

SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     CAPITA RESEARCH GROUP, INC.
                                                     Registrant



Dated: November 12, 1998                             /s/ David B. Hunter
------------------------                             -------------------
                                                     David B. Hunter
                                                     President and
                                                     Chief Executive Officer