Form 10KSB
period 1998-12-31
CAPITA RESEARCH GROUP INC
filed 1999-04-13
CIK 1059267

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

                   ANNUAL REPORT UNDER SECTION 13 or 15 (D) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                 Commission file number
December 31, 1998                                                 139908107
-----------------                                                 ---------

                           CAPITA RESEARCH GROUP, INC.
             (Exact name of Registrant as specified in its charter)


        Nevada                                                 88-0072350
------------------------                                ------------------------
(State of incorporation)                                (IRS Employer ID Number)

591 Skippack Pike, Blue Bell, PA 19422                                 19422
----------------------------------------                            -----------
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code: (215) 619-7777

Securities registered pursuant to Section 12 (b) of the Exchange Act:
None

Securities registered pursuant to Section 12 (g) of the Exchange Act:

                                                    Number of Shares Outstanding
       Title of Class                                    as of March 31 1999
-----------------------------                       ----------------------------
Common Stock, $.001 par value                                 14,330,964

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
YES X    NO
   ---     ---

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB _X__

Issuer's revenues for its most recent fiscal year:  $85,500.

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last sale price on March 10, 1999 is approximately $2,725,000.

                                     PART I

ITEM I - DESCRIPTION OF BUSINESS
--------------------------------

         Capita Research Group, Inc., ("Capita" or the "Company") is a Nevada Corporation, which was created as the result of an exchange transaction between Royal American Mining Properties, Ltd. and NextGen Systems, Inc., a Pennsylvania Corporation ("Nextgen")(Capita's Predecessor) on January 30, 1998. The Company has the exclusive license with the National Aeronautics and Space Administration ("NASA") for software, which measures a test respondent's EEG, or brain wave impulse, when subjected to aural or visual stimuli. This software then converts the raw brain wave data into an index, which indicates the respondent's level of interest, or boredom, with the stimuli. The Company believes that it has the only commercial software system of this nature and is using it for testing services in the media, advertising and entertainment industries.

         On January 27, 1998 the Company known as Royal American Mining Properties, Ltd.("Royal") entered into an Exchange Agreement under the terms of which the Royal acquired all the issued and outstanding shares of NextGen in exchange for shares of Royal's common stock.. Royal issued (90%) 8,622,000 shares of its common stock to an Exchange Agent for the shareholders of NextGen and in return received all the issued and outstanding shares of NextGen. Under the terms of this Exchange Agreement, the Royal's management and majority shareholders then effected a two for one forward split of the Royal's remaining common stock. Accordingly, Royal's shareholders were entitled to two shares of the Company's common stock for every one share they owned. The Company's name also was changed to Capita Research Group, Inc.

         As of December 31, 1998, 13,562,900 shares of the Company's authorized shares of common stock were issued and outstanding.

         To management's knowledge, the Company has not been subject to bankruptcy, receivership or any similar proceedings.

Forward - Looking Statements
----------------------------

         This report contains forward-looking  statements (within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended), representing the Company's current expectations and beliefs concerning future events. When used in this report, the words "believes," "estimates," "plans," "expects," "intends," "anticipates," and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties related to and including, without limitation, the Company's ability to obtain sufficient financing, market acceptance of the Company's technology, competition from well-established and well-funded competitors, the recruitment and retention of qualified personnel, the achievement by the Company and its suppliers and customers of year 2000 compliance in a timely and cost efficient manner, general economic conditions, changes in governmental rules and regulations applicable to the Company, and other risks set forth in this report and in the Company's other filings with the Securities and Exchange Commission. These risks and uncertainties are beyond the ability of the Company to control, in many cases, and the Company cannot predict the risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements.


Business of Issuer
------------------

         Capita is a technology company that designs and markets systems and services, which are used in research to measure communication effectiveness. It does this by measuring the psycho-physiological engagement of an individual to various forms of communication. The basic technology is licensed under an exclusive agreement from NASA to measure electrical activity using an electroencephalogram (EEG) in the human brain and processing the results through the computer using an algorithm developed by NASA. The Company's mission is to become the leading commercial provider of customized, high performance technology systems and services, including analysis and technical support, for the real-time, objective measurement of engagement for use in multiple markets.

         The  Company  is in the  development  stage.  It is in the  process  of obtaining patents for its hardware and software technology. Using this technology in communications research the Company is developing systems to evaluate individual engagement while watching television and plans to develop systems to test and measure individual engagement with print media advertising, package design, and Internet web sites. The Company will market this technology as a testing service with particular focus on the television advertising industry. The Company will provide to its client's test results, which determine whether the test subjects are mentally engaged by the media being viewed.

         This type of testing is referred to as "copy testing" or "advertising testing" research. In addition to general interviews about consumer preferences, at present there are two principal methods of conducting such tests. The first is the use of a meter, or dial, by which the test subject indicates his positive (or negative) reaction associated with the test material. The second method of testing is performed by companies specializing in focus group measurement, whereby a group of demographically selected test subjects views a program and is then asked a series of questions to determine interest or lack of interest. This form of testing constitutes a well-established industry, although there is much debate within the media industry about the reliability of these tests due to the subjective nature of measuring viewer response and due to the tendency of some test subjects to follow strong and vocal leaders.

         The Company's method of using brain wave measurement technology differs from standard industry methods in that it monitors brain activity objectively during respondents testing and converts the measured activity into an engagement index. Testing allows an advertiser to evaluate consumer engagement to its commercials on a second-by-second basis.

         Based on early marketing results, the Company believes that it can stimulate significant demand for its objective and passive form of test subject measurement. Although other means of psycho-physiological measurement have been used to test advertising material, management believes that no method comparable to the Company's EEG measurement exists in the marketplace.

Marketing
---------

         The Company is primarily marketing its testing services to 1) the established research industry, as a complement to that industry's existing research methods; 2) advertising agencies, as a tool to help refine creative content and strategy; and 3) advertising clients. The Company intends to reach prospects through initial phone or mail contact, referrals, industry publications, all of which will be followed by person-to-person demonstration of testing methodology and results. In addition, the Company's personnel regularly attend industry trade shows to develop a network of prospects and generate broader exposure.

Competition
-----------

         The Company faces well-established and well-funded competition. The Company's principal competition consists of entities within the opinion research industry which provide a third party testing service either to advertising agencies or directly to the advertising client. Often, agencies own their own dedicated research company. According to Advertising Age, in 1997, combined revenue from research companies exceeded $4.0 billion in the US and $6.5 billion worldwide. The top five companies in this group are:

                                                        1997 Revenue (Millions)
                                                        -----------------------
         Company                                          US          Worldwide
         -------                                          --          ---------
         IMS Health                                     $378.3         $980.5
         Information Resources Inc.                      366.7          456.3
         Nielsen Media Research                          358.6          358.6
         AC Nielsen Corp.                                310.0        1,391.6
         VNU Marketing Information Services              220.0          285.0

         The Company intends to compete against these established research entities on the basis of technology differentiation, test reliability and pricing. As mentioned above, management believes that the Company's technology and testing methodology are incomparable as to the nature and composition of its test results. Management further believes that measurements of engagement or boredom, developed with scientific objectivity, will provide a competitive advantage in an industry long dissatisfied with subjective results. Management believes the Company's underlying technology allows it to compete aggressively on pricing because of the relatively low variable testing costs associated with the need for fewer test subjects comprising a statistically valid sample.

         In addition to established competition, the Company also faces uncertainty regarding acceptance of, and demand for, its method of advertising testing. The Company's method represents a new development in an established industry. Advertising researchers may be slow to accept the Company's method of testing, or may reject it.

         Management hopes to build a large base of customers for its services, including advertising research organizations, advertising agencies, businesses actually purchasing advertising, television production companies and television networks.

Research and Development
------------------------

         The Company is in the development stage. All the work performed by its non -administrative personnel is research and development. The costs of servicing customers who contract for the Company's services are applied research and development which are costs borne directly by the customer. Significant research and development is included in technical costs and selling costs. It is estimated that half of the Company's effort or the equivalent of three man-years has been expended on research and development activities for each of the last two years.

Production and Manufacturing
----------------------------

         The Company requires specialized hardware for its operations. The Company's employees and contractors manufacture such hardware.

Intellectual Property
---------------------

         The Company is in the process of applying for a number of patents pertaining to its technology. The Company has a number of trademarks and servicemarks on trade names used in its operations and marketing. All such trademarks and servicemarks are under US Trademark filings applied for. All computer software code used by the Company is under software source code copyrights filed with the US Trademark and Copyright office. Although the Company believes that such patent, trademarks, servicemarks and copyrights will be adequate to protect its business, there can be no assurance that they will do so.

Personnel
---------

         The Company employs 7 full time employees in its Blue Bell, PA headquarters. It also does business with several independent contractors who perform services on "as needed" basis.


ITEM 2 - DESCRIPTION OF PROPERTY
--------------------------------

         Listed below is the principal office of the Company. This property is leased under a lease providing for minimum annual rental payments of $70,740, $74,796 and $78,849 for 1999, 2000 and 2001, respectively.


Location                   Square Feet               Lease Expiration
--------                   -----------               ----------------

Blue Bell, PA                 4,200                    December 2001

         The Company believes its Facilities are well maintained and are of adequate size for its present needs and planned expansion in the near future.


ITEM 3 - LEGAL PROCEEDINGS
--------------------------

         The  Company   knows  of  no   litigation   pending,   threatened,   or
contemplated, or unsatisfied judgements, or any proceedings in which it or any of its officers or directors in their capacity as such is a party.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

Not applicable


ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

         The Company commenced trading on the OTC Electronic Bulletin Board on August 3, 1998 under the symbol "CEEG", to date, there has been only sporadic trading in the Company's common stock. As of December 31, 1998, the Company had 1,013 holders of record of its common stock. The Company has 5 listed market-makers, and the trading ranges by quarter for the year were as follows:

                                           High               Low
                                           ----               ---

Third Quarter (from Aug 3, 1998)*          $2.00             $1.00
Fourth Quarter*                            $1.00             $1.00

*Total shares traded in last two quarters totaled 5,600 shares.

                                     PART II

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.
--------------------------------------------------------------------------------

         The following selected consolidated financial data have been derived from the audited financial statements of Capita Research Group, Inc. The selected financial data should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Form 10-KSB.

                                                   Year Ended December 31,
                               -------------------------------------------------------------
                                         1998                 1997                 1996
                                         ----                 ----                 ----
STATEMENT OF OPERATIONS DATA:
          Net sales              $         85,500     $         81,894     $        360,654

          Net loss               $     (1,160,682)    $       (689,280)    $       (398,975)

          Loss per share         $          (0.10)    $          (0.40)    $          (0.39)

          Weighted average             11,380,306            1,736,458            1,034,658
          number of shares
          outstanding

BALANCE SHEET DATA:
          Total assets           $        141,414     $        126,840     $        144,764

          Working capital        $       (270,524)    $       (429,609)    $       (278,243)

          Long-term debt         $         23,895                 --                   --
          (including current
          portion)

          Stockholders'          $       (168,533)    $       (319,959)    $       (162,319)
          deficiency


RESULTS OF OPERATIONS: YEAR ENDED DECEMBER 31, 1998, COMPARED WITH YEAR ENDED DECEMBER 31, 1997

         As disclosed in the Company's Form 10-SB/A filed in July 1998, Media Solutions International (MSII) (a predecessor of Capita) licensed the rights from Media Solutions Inc. (also a predecessor of Capita) to continue the development and selling of MediaLink. MediaLink is a software system used by marketers to manage Direct Response Television, "DRTV", advertising campaigns. During the first half of 1997, MSII was actively engaged in marketing its product and providing technical support to its clients. As also disclosed in the Form 10-SB/A, during 1998, having previously sold the MediaLink line of business, and having obtained the rights to commercialize the NASA software, Media Solutions was engaged in developing and launching a new line of business directed towards advertising and media copy testing. In addition to validating its testing system for commercial use, this involved substantial ongoing technical development, creation of corporate infrastructure, and initiation of a sale solicitation program among prospective media and advertising company prospects. Currently, the Company is devoting substantially all its efforts in establishing the advertising and media copy testing business and cannot predict when these planned principal operations will commence.

         For these reasons, substantially all of the material changes from period to period in the respective Consolidated Statements of Operations for the year ended December 31, 1998, reflect a basic change of business operations and not a change in comparable operating results. Accordingly, in the period ended December 31, 1997 Media Solutions and MSII generated revenue of $81,894 from sales of its MediaLink software product. Total expenses of $751,722 (exclusive of interest) were incurred largely in connection with system sales and support activities. In the year ended December 31, 1998 Capita had sales of $ 85,500 of its copy testing service. This accounts for the entire period-to-period change in revenue. The gross margin for the year ended December 31, 1998 was a negative ($40,236). Improvements in gross margin are expected with anticipated sales increases and further technical and operational improvements to the testing process. Capita's expenses of $1,216,200 (exclusive of interest) reflect the technical development of the product, development of an infrastructure, and the start-up of testing operations. General and administrative expenses include costs of approximately $104,490 which are attributable to legal, accounting, and other costs related to the reverse acquisition into Royal American and the filing of the Form 10-SB/A with the Securities and Exchange Commission.

Liquidity and Capital Resources at December 31, 1998
----------------------------------------------------

         With losses expected to continue in the foreseeable future, the Company's ability to sustain operations is dependent on its ability to raise added investment capital. During the year ended December 31, 1998, the Company received cash proceeds of $675,075 from the sale of its common stock. In consideration of technical and management services, the Company issued common stock of $460,208 and issued $176,825 of common stock in exchange for shareholder loans. At December 31, 1998 the financial condition remained impaired with the working capital shortfall being met primarily from the proceeds of the issuance of common stock. The above transactions net of the operating loss had the effect of reducing the total stockholder deficiency by $151,426 to a deficit of $168,533 at December 31, 1998.

         On March 10, 1999 the Company entered into an agreement with Quaker Capital Markets Group, Inc. ("Quaker"), to render advisory services to the Company in its attempt to raise up to $5,000,000 in equity capital.

RESULTS OF OPERATIONS: YEAR ENDED DECEMBER 31, 1997 COMPARED WITH YEAR ENDED DECEMBER 31, 1996.

         In 1996, Media Solutions continued to develop and market a line of corporate software known as "MediaLink" for the management of television direct response advertising ("DRTV") campaigns. During the year, the Media Solutions' ongoing product development was funded through system sales totaling approximately $360,000 and additional investments. In many cases, to obtain new clients, Media Solutions offered pricing at below the fully allocated cost of delivering and supporting each new system. Moreover, the Media Solutions software, once installed at each client site, generally required greater-than-anticipated technical support resources to maintain stability and functionality. As a result of these facts and the inadequacy of investment capital, the company experienced a chronic shortage in working capital, and results from operations were consistently unprofitable.

         In October of 1996, Media Solutions entered into a $100,000 bridge loan agreement with one of its shareholders. Under the terms of the agreement, the company utilized borrowed funds to satisfy near-term working capital obligations. Management believed that repayment would come both from anticipated system sales and from proceeds of an offering of equity securities to outside investors.

         During 1997, MSII, which had licensed the right to use and market MediaLink, continued to experience strong demand for the product. However, in addition to the factors mentioned above, operations were unprofitable because of: 1) the heavy investment required to deploy a client/server application into the media marketplace; 2) the lack of the required infrastructure to support the product; 3) the lack of sufficient marketing resources; and 4) the inability to obtain venture capital commitments necessary to finance the company's expansion. Another major factor contributing to the lack of profits was the market's inadequate perception of product value in relation to the cost of developing and supporting a highly complex software application.

         In May of 1997, MSII had exhausted its sources of investment capital. At that date, the Company had raised approximately $540,000 in equity investment and $330,000 in stockholder debt. Year to date, sales totaled approximately $80,000 resulting in losses of approximately $690,000. Under these circumstances, Media Solutions initiated discussions with interested parties about acquiring MediaLink. In July of 1997, Media Solutions sold the MediaLink asset to MSII and MSII signed a letter of intent to sell MediaLink to Columbine JDS Systems, Inc., a leading media software company and a subsidiary of Big Flower, Inc., a NYSE listed company. The purchase agreement was effective as of August 1, 1997. MSII's receipt of proceeds from the sale, totaling $350,000, is contingent upon certain profitability tests at Columbine. MSII has merged into Capita, so any proceeds received will be received by Capita.

         In July 1997, under new management, Media Solutions reorganized existing investment and focused on the development and launch of a business centered around a NASA licensing agreement for the CREW software. For the remainder of the year, Media Solutions, operating under the name Capita Systems, Inc., significantly modified and improved the NASA software and instrumentation hardware and engaged in extensive benchmark testing and preliminary marketing, performing its first revenue test in October. The cost of these activities was borne by incremental equity investment obtained over the course of the year. In the foreseeable future, it is expected that cash generated from operations will be inadequate to support full marketing roll out and ongoing product development and that the Company will thus be forced to rely on additional equity financing. Management believes that it can identify sources and obtain adequate amounts of such financing.


Y2K Compliance Disclosure
-------------------------

         Capita has determined that year 2000 issues will not materially affect it. Capita has reached this determination based on the following facts:

1 Capita began business during 1994. All computer hardware and software has been purchased since that time and as a condition of purchase it was required to be year 2000 compliant.
2 Capita's internally developed software was developed considering year 2000 issues and is compliant with the computer applications required for the year 2000.
3 Capita is a technology company whose principal technology service is for brain wave testing. This technology is not date dependent.
4 Capita's bank and payroll service bureau were both questioned on their ability to deal with year 2000 issues and have responded that they have addressed them and are confident that they will have no year 2000 issues that will affect Capita as their client.


ITEM 7 - FINANCIAL STATEMENTS
-----------------------------

         The Company's financial statements for the years ended December 31, 1998, 1997 and 1996 are attached to this report commencing with page F-1.



ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

Not applicable.

                                    PART III
                                    --------

ITEM 9 - DIRECTORS,   EXECUTIVE   OFFICERS,   Promoters  and  Control   Persons,
Compliance with Section 16 ( a ) of the Exchange Act
--------------------------------------------------------------------------------

The Executive Officers and Directors of the Company are as follows:



Name                          Age         Position(s) Held with Company
----                          ---         -----------------------------

David B. Hunter               44          Chairman of the Board of Directors and
                                          Chief Executive Officer

R. Donald Peterson            60          Vice President Finance and Director


Anthony J. Baratta            35          Treasurer


Tomas J. Stenstrom            27          Vice President and Chief Technology
                                          Officer

Millard Tydings               40          Secretary and Director


Ralph Anglin                  73          Director


William T. Hummel             62          Director

-----------------------------------------------------

         Brief biographies of the Executive Officers and Directors of the Company are set forth below. All Directors hold office until the next Annual Stockholders' Meeting or until death, resignation, retirement, removal, disqualification or until their successors have been elected and qualified. Vacancies in the existing Board may be filled by majority vote of the remaining Directors. Officers of the Company serve at the will of the Board of Directors. There are no written employment contracts outstanding.

David B. Hunter, age 44, has been Chairman of the Board and Chief Executive Officer, since January 1998. He has been with the Company since 1995 as General Manager and Director. Mr. Hunter has been responsible for designing, deploying, financing and marketing the Engagement(SM) Testing System since its inception, and originated, negotiated and closed the licensing agreement with NASA. From 1989 to 1995 Mr. Hunter was an independent money manager. From 1980 to 1989 he was a Vice President with Tucker Anthony, WH Newbolds and Piper Jaffray. Prior to that, Mr. Hunter was an actuarial consultant with a major pension actuarial firm. Mr. Hunter graduated Temple University with a B.S. degree in Accounting in 1980.

R. Donald Peterson, age 60, is Vice President Finance and Director. Mr. Peterson is a Certified Public Accountant, has been with the Company since May 1998. From 1994 to 1998 he owned and operated an independent financial consulting firm providing corporate financial management services. From 1976 to 1994 he was employed by UGI Corporation and its subsidiaries in various financial management capacities. From 1989 to 1994 he was Vice President of Finance for the Amerigas Propane subsidiary. Mr. Peterson received a B.S. in business administration from Lehigh University.

Anthony J. Baratta, age 35, has been Treasurer since November 1998 and with the Company since November 1997. From 1990 to 1997 he was employed by Pennsylvania
Hospital as a cash manager. From 1985 to 1990 he was associated with Merrill Lynch, Delaware Group of Investments in the area of operations. Mr. Baratta received a B.S. in business administration with a concentration in finance and accounting from Temple University in 1988.

Tomas J. Stenstrom, age 27, Vice President and Chief Technology Officer, has been associated with the Company since August 1997. From 1992 to 1998 he owned and operated a computer consulting firm providing hardware support, applications training, and software programming and development. From 1997 to 1998 he was employed by Prescient Systems as an Oracle Database Administrator and a Graphic User Interface (GUI) developer. From 1994 to 1997 he worked for IntelliPro as an Applications Engineer developing educational multimedia software for both the desktop PC and the Internet. He received a B.S. in Mechanical - Aerospace Engineering from Rutgers University in 1994.

-----------------------------------------------------

Millard E. Tydings II, age 40, has been a Director of the Company since September 1996. Currently an independent financial consultant and mergers and acquisitions specialist. Mr. Tydings was formerly a marketing representative with the United States Chamber of Commerce from 1992-1994. He received a B.A. from Johns Hopkins University in 1992.

Ralph Anglin, age 73, Director, has been a Director of the Company since November 1998. Currently Mr. Anglin is an active consultant with PRA Development and Management Corporation. From 1980 to 1985 he was the President of Robb Cape Inc. Mr. Anglin is a graduate of the Massachusetts Institute of Technology with a B.S. in civil engineering in 1953.

William T. Hummel, age 62, Director, has been a Director of the Company since November 1998. Currently he has owned and managed his own office building development company since 1983. Prior to 1983 he was manager of office leasing development and was a Director at the Jackson Cross Company. Mr. Hummel is a graduate of Bucknell University with a B.A. in liberal arts in 1958.


Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

         Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, no director, officer or beneficial owner of ten percent or more of the Company's common stock failed to file on a timely basis any of the reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended, during 1998.


ITEM 10 - EXECUTIVE COMPENSATION
--------------------------------

         The following sets forth the salary and bonus compensation paid during the fiscal years ended December 31, 1998, 1997 and 1996 to the Chairman and Chief Executive Officer of the Company. No Executive Officer of the Company received calendar 1998 salary and bonus compensation, which exceeded $100,000. Currently the Company's Directors do not receive any type of compensation for attending the board meetings.



                              Summary Compensation

David B. Hunter          1998      $55,385        No other annual compensation

                         1997      $24,000        No other annual compensation

                         1996      $31,500        No other annual compensation

There is no Incentive Stock Option Plan at this time. No compensation to management has been waived or accrued to date.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

         The following table sets forth the number and percentage of the Company's shares of Common Stock owned of record and beneficially by each person or entity owning more than 5% of such shares and by all executive officers and directors, as a group at December 31, 1998.

           ---------------------------------------------------------------------------------
           Name                                           Number of               Current
                                                          Shares                  Percentage
                                                          Owned
           ---------------------------------------------------------------------------------
           Ralph Anglin  (2)(4)                           1,893,676                  13.96%
           111 S. Independence Mall E. # 100
           Philadelphia, PA  19106
           ---------------------------------------------------------------------------------
           David Hunter (1)                               1,494,727                  11.02%
           591 Skippack Pike
           Blue Bell, PA  19422
           ---------------------------------------------------------------------------------
           Michael Kline                                  1,295,432                   9.55%
           P.O. Box 314
           Sharon, CT 06069
           ---------------------------------------------------------------------------------
           Margaret Long                                    996,484                   7.35%
           591 Skippack Pike
           Blue Bell, PA 19422
           ---------------------------------------------------------------------------------
           William Winter                                   888,701                   6.55%
           110 Pacific Ave
           San Francisco, CA  94111
           ---------------------------------------------------------------------------------
           J. Townshend Benjamin                            747,363                   5.51%
           P.O. Box 40
           Oxford, MD  21554
           ---------------------------------------------------------------------------------
           William T. Hummel (2)                            188,000                   1.39%
           589 Skippack Pike, Suite 400
           Blue Bell, PA  19422
           ---------------------------------------------------------------------------------
           R. Donald Peterson (1)                           100,000                   0.74%
           906 Old State Road
           Berwyn, PA  19312
           ---------------------------------------------------------------------------------
           Anthony J. Baratta  (3)                           99,903                   0.74%
           33 Country Club Road
           Pine Hill, NJ  08021
           ---------------------------------------------------------------------------------
           Tomas J. Stenstrom (3)                            50,000                   0.35%
           275 Camp Hill Road
           Fort Washington, PA 19034
           ---------------------------------------------------------------------------------
           Millard Tydings (1)                               49,824                   0.37%
           2705 Pocock Road
           Monkton, MD  21111
           ---------------------------------------------------------------------------------
           All Executive Officers and                     3,876,130                  28.58%
           Directors as a Group (7 persons)
           ---------------------------------------------------------------------------------

(1)      Officer and Director.

(2)      Director only.

(3)      Officer only.

(4) Included in Mr. Anglin's shareholdings are 400,000 shares owned by his profit-sharing plan and 130,000 shares owned by his personal IRA.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

         In October of 1996, Media Solution's a predecessor of the Company, entered into a $100,000 bridge loan agreement with Margaret W. Long, one of its shareholders. Under the terms of the agreement, the company utilized borrowed funds to satisfy near term working capital obligations. Management believed that repayment would come both from anticipated system sales and from proceeds of an offering of equity securities to outside investors. The bridge loan has a current outstanding principal balance of $100,000. The current rate of interest on this loan is set at the prime rate plus two percentage points, which, at present, is 10.5%. The bridge loan is renewable every three months, with the current due date being May 3, 1999.

         In January 1999, William Hummel, a Director, was issued 80,000 shares of common stock at $.25 per share as prepaid rent on office space the Company leases.

In January 1999, Ralph Anglin, a Director, was issued 84,000 shares of common stock at $ .25 per share in return for various office furniture and fixtures at a fair market value of $21,000.


ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------


3 (i) Articles of Incorporation (Incorporated by reference to Exhibit 3(i) to the Company's Registration Statement on Form 10-SB).
3(ii) By-laws of the Company (Incorporated by reference to Exhibit 3(ii) to the Company's Registration Statement on Form 10-SB).

                     10. Material Contracts:

                               (a)  NASA  License  Agreement   (Incorporated  by
                                    reference to Exhibit  10(c) to the Company's
                                    Registration Statement on Form 10-SB).

                               (b) Exchange Agreement dated January 27, 1998 between David B. Hunter, Exchange Agent for the stockholders of NextGen Systems, Inc., and Royal American Mining Properties, LTD. (Incorporated by reference to Exhibit 10(b) to the Company's Registration Statement on Form 10-SB).


a. The Company did not file any reports on Form 8-K during the quarter ended December 31, 1998.

                   CAPITA RESEARCH GROUP, INC. AND SUBSIDIARY
                         (FORMERLY NEXTGEN SYSTEMS, INC.
                          AND SUBSIDIARY AND AFFILIATE)
                          (A DEVELOPMENT STAGE COMPANY)

                                   YEARS ENDED
                        DECEMBER 31, 1998, 1997 AND 1996

                   CAPITA RESEARCH GROUP, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                 YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                TABLE OF CONTENTS




                                                                       PAGE(s)
                                                                       -------

INDEPENDENT AUDITORS' REPORT                                             F-1

CONSOLIDATED AND COMBINED BALANCE SHEETS                                 F-2

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS                       F-3

CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN
  STOCKHOLDERS' DEFICIENCY                                            F-4 - F-5

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS                       F-6

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS               F-7 - F-17

                          INDEPENDENT AUDITORS' REPORT


Directors and Shareholders
Capita Research Group, Inc.
  (Formerly NextGen Systems, Inc.)
(A Development Stage Company)
Blue Bell, Pennsylvania

     We have audited the accompanying consolidated balance sheet of Capita Research Group, Inc. and Subsidiary (Formerly NextGen Systems, Inc. and Subsidiary and Affiliate) (a development stage company) as of December 31, 1998 and the related consolidated statements of operations, changes in stockholders' deficiency, and cash flows for the year ended December 31, 1998, and the combined balance sheets of NextGen Systems, Inc. and Subsidiary and Media Solutions International, Inc. (an affiliate) (development stage companies) as of December 31, 1997, and the related combined statements of operations, changes in stockholders' deficiency and cash flows for each of the two years in the period ended December 31, 1997. These consolidated and combined financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the December 31, 1996 financial statements of Media Solutions International, Inc., whose statements reflect total assets and revenues constituting 37 percent and 5 percent, respectively, of the related combined totals for that year. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included in Media Solutions International, Inc., is based solely on the report of the other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the report of other auditors, the consolidated and combined financial statements referred to above present fairly, in all material respects, the financial position of Capita Research Group, Inc. and Subsidiary (a development stage company), as of December 31, 1998 and 1997 and the results of their operations, and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company is a development stage company with no significant operating results to date and has suffered recurring losses which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



March 19, 1999

                   CAPITA RESEARCH GROUP, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                    CONSOLIDATED AND COMBINED BALANCE SHEETS

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

                                              ASSETS

                                                                       1998              1997
                                                                  (Consolidated)      (Combined)
                                                                  --------------    --------------
CURRENT ASSETS
    Cash                                                            $    19,301      $    15,190
    Prepaid expenses                                                      9,508             --
    Accounts and other receivables                                        1,000            2,000
                                                                  --------------    --------------
           Total current assets                                          29,809           17,190
                                                                  --------------    --------------

EQUIPMENT, NET                                                           92,511           85,083
                                                                  --------------    --------------

OTHER ASSETS
    Due from stockholder                                                 15,534             --
    Organization costs, net                                                --             19,638
    Deposits                                                              3,560            4,929
                                                                  --------------    --------------
           Total other assets                                            19,094           24,567
                                                                  --------------    --------------

                                                                    $   141,414      $   126,840
                                                                  ==============    ==============

                               LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
    Accounts payable and accrued expenses                           $   186,052      $   161,008
    Notes payable                                                          --             60,000
    Current portion of obligations under capital leases                  14,281             --
    Due to stockholders                                                 100,000          225,791
                                                                  --------------    --------------
           Total current liabilities                                    300,333          446,799
                                                                  --------------    --------------

LONG-TERM OBLIGATIONS UNDER CAPITAL LEASES,
    NET OF CURRENT PORTION                                                9,614             --
                                                                  --------------    --------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY Common stock, NextGen Systems, Inc.
        $1.00 par value, 3,000,000 shares authorized;
        issued and outstanding 337,435 in 1997                             --            337,435
    Common stock, Media Solutions International, Inc.
        $.01 par value, 10,000,000 shares authorized;
        issued and outstanding 1,260,100 in 1997                           --             12,601
    Common stock, Capita Research Group, Inc.
        $.001 par value, 100,000,000 shares authorized;
        issued and outstanding, 13,562,900, December 31, 1998            13,563             --
    Additional paid-in capital                                        2,181,114          532,533
    Deficit accumulated during development stage                     (2,363,210)      (1,202,528)
                                                                  --------------    --------------
           Total stockholders' deficiency                              (168,533)        (319,959)
                                                                  --------------    --------------
                                                                    $   141,414      $   126,840
                                                                  ==============    ==============



          See Notes to Consolidated and Combined Financial Statements.

                   CAPITA RESEARCH GROUP, INC. AND SUBSIDIARY
                          (A Development Stage Company)

               CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

                                              1998               1997             1996
                                         (Consolidated)       (Combined)       (Combined)
                                          ------------      ------------      ------------
REVENUES                                  $     85,500      $     81,894      $    360,654

COST OF REVENUES                               125,826            96,100           253,175
                                          ------------      ------------      ------------

GROSS PROFIT (LOSS)                            (40,326)          (14,206)          107,479

OPERATING EXPENSES
     Selling                                    47,425            31,947            70,669
     Technical                                 195,189            81,725            66,479
     Administrative                            405,129           154,365           118,738
     Other general and administrative          442,631           387,585           248,855
                                          ------------      ------------      ------------

        Total operating expenses             1,090,374           655,622           504,741
                                          ------------      ------------      ------------

LOSS FROM OPERATIONS                        (1,130,700)         (669,828)         (397,262)
                                          ------------      ------------      ------------

OTHER INCOME (EXPENSE)
     Gain on disposition of asset                 --                --               3,900
     Interest expense                          (29,982)          (19,452)           (5,613)
                                          ------------      ------------      ------------

        Total other income (expense)           (29,982)          (19,452)           (1,713)
                                          ------------      ------------      ------------

LOSS BEFORE INCOME TAXES                    (1,160,682)         (689,280)         (398,975)

INCOME TAXES                                      --                --                --
                                          ------------      ------------      ------------

NET LOSS                                  $ (1,160,682)     $   (689,280)     $   (398,975)
                                          ============      ============      ============

NET LOSS PER SHARE, BASIC AND DILUTED     $      (0.10)     $      (0.40)     $      (0.39)
                                          ============      ============      ============

WEIGHTED AVERAGE SHARES OUTSTANDING         11,380,306         1,736,458         1,034,658
                                          ============      ============      ============



          See Notes to Consolidated and Combined Financial Statements.

                   CAPITA RESEARCH GROUP, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

   CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                                            MEDIA SOLUTIONS
                                                       NEXTGEN SYSTEMS, INC.              INTERNATIONAL, INC.
                                                    NUMBER OF          DOLLAR         NUMBER OF          DOLLAR
                                                      SHARES           AMOUNT           SHARES           AMOUNT
                                                   -----------      -----------      -----------      -----------
Balance,
   January 1, 1996                                         500      $       500             --        $      --

Issuance of stock
   at inception                                           --               --            100,000            1,000

Issuance of stock                                         --               --          1,826,750           18,268

Net loss                                                  --               --               --               --
                                                   -----------      -----------      -----------      -----------

Balance,
   December 31, 1996                                       500              500        1,926,750           19,268

Issuance of stock                                      337,350          337,350             --               --

Issuance of stock                                         --               --             38,850              388

Stock redemption
   and retirement                                         --               --           (705,500)          (7,055)

Stock redemption
   and retirement                                         (415)            (415)            --               --

Net loss                                                  --               --               --               --
                                                   -----------      -----------      -----------      -----------
Balance,
   December 31, 1997                                   337,435          337,435        1,260,100           12,601

Exchange and reorganization:

   Issuance of common stock in exchange for
      debt obligations (Note 1)                        218,485          218,485           10,000              100

   Issuance of common stock in exchange for
       shares of MSII in connection with the
       merger of January 12, 1998 (Note 1)           1,099,250        1,099,250         (219,850)          (2,199)

   Redemption of shares in NextGen and
      MSII for no consideration (Note 1)                   (85)             (85)      (1,050,250)         (10,502)

   Issuance of stock                                    72,000           72,000             --               --

   Issuance of shares in Royal in exchange for
      shares of NextGen in connection with the
      merger of January 29, 1998 (Note 1)           (1,727,085)      (1,727,085)            --               --

   Issuance of stock                                      --               --               --               --

Net loss                                                  --               --               --               --
                                                   -----------      -----------      -----------      -----------

Balance,
   December 31, 1998                                      --        $      --               --        $      --
                                                   ===========      ===========      ===========      ===========



          See Notes to Consolidated and Combined Financial Statements.

                   CAPITA RESEARCH GROUP, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

   CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                   (CONTINUED)

                                                                                                 DEFICIT
                                                     CAPITA RESEARCH                           ACCUMULATED
                                                       GROUP, INC.              ADDITIONAL        DURING
                                                NUMBER OF      DOLLAR            PAID-IN       DEVELOPMENT
                                                  SHARES       AMOUNT            CAPITAL       STAGE PERIOD        TOTAL
                                               -----------     -----------     -----------     -----------      -----------
Balance,
   January 1, 1996                                    --       $      --       $   199,429     $  (114,273)     $    85,656

Issuance of stock
   at inception                                       --              --              --              --              1,000

Issuance of stock                                     --              --           131,732            --            150,000

Net loss                                              --              --              --          (398,975)        (398,975)
                                               -----------     -----------     -----------     -----------      -----------
Balance,
   December 31, 1996                                  --              --           331,161        (513,248)        (162,319)

Issuance of stock                                     --              --              --              --            337,350

Issuance of stock                                     --              --           193,902            --            194,290

Stock redemption
   and retirement                                     --              --             7,055            --               --

Stock redemption
   and retirement                                     --              --               415            --               --

Net loss                                              --              --              --          (689,280)        (689,280)
                                               -----------     -----------     -----------     -----------      -----------
Balance,
   December 31, 1997                                  --              --           532,533      (1,202,528)        (319,959)

Exchange and reorganization:

   Issuance of common stock in exchange for
      debt obligations (Note 1)                       --              --            24,900            --            243,485

   Issuance of common stock in exchange for
       shares of MSII in connection with the
       merger of January 12, 1998 (Note 1)            --              --             2,199            --          1,099,250

   Redemption of shares in NextGen and
      MSII for no consideration (Note 1)              --              --            10,587            --               --

   Issuance of stock                                  --              --              --              --             72,000

   Issuance of shares in Royal in exchange for
      shares of NextGen in connection with the
      merger of January 29, 1998 (Note 1)        9,580,000           9,580         618,155            --         (1,099,350)

   Issuance of stock                             3,982,900           3,983         992,740            --            996,723

Net loss                                              --              --              --        (1,160,682)      (1,160,682)
                                               -----------     -----------     -----------     -----------      -----------
Balance,
   December 31, 1998                            13,562,900     $    13,563     $ 2,181,114     $(2,363,210)     $  (168,533)
                                               ===========     ===========     ===========     ===========      ===========



          See Notes to Consolidated and Combined Financial Statements.

                   CAPITA RESEARCH GROUP, INC. AND SUBSIDIARY
                          (A Development Stage Company)

               CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                               1998              1997             1996
                                                          (Consolidated)      (Combined)       (Combined)
                                                          --------------      ----------      -----------
OPERATING ACTIVITIES
    Net loss                                                $(1,160,682)     $  (689,280)     $  (398,975)
    Adjustments to reconcile net loss to
       net cash used in operating activities:
          Common stock issued for salaries and services         460,208             --               --
          Gain on disposition of asset                             --               --             (3,900)
          Depreciation                                           41,627           28,007           20,997
          Amortization                                           19,638           14,370            4,875
    Changes in operating assets and liabilities:
       (Increase) decrease in:
          Accounts receivable                                     1,000           26,201           47,908
          Other assets                                            1,369           (1,126)             197
          Prepaid expenses                                       (9,508)            --               --
       Increase (decrease) in:
          Accounts payable and accrued expenses                  25,044          100,057           12,041
                                                            -----------      -----------      -----------
             Net cash used in operating activities             (621,304)        (521,771)        (316,857)
                                                            -----------      -----------      -----------

INVESTING ACTIVITIES
    Purchase of equipment                                       (16,255)         (34,977)         (40,377)
    Advances to stockholder                                     (15,534)            --               --
    Organization costs                                             --               --            (38,883)
                                                            -----------      -----------      -----------
             Net cash used in investing activities              (31,789)         (34,977)         (79,260)
                                                            -----------      -----------      -----------

FINANCING ACTIVITIES
    Proceeds from issuance of stock                             675,075          531,640          151,000
    Proceeds from note payable                                     --             60,000             --
    Proceeds from (repayment of) stockholder loans               (8,966)            --            237,832
    Proceeds from other loans                                      --               --              8,300
    Repayment of capital lease obligations                       (8,905)            --               --
    Repayment of loans                                             --            (20,341)          (1,000)
                                                            -----------      -----------      -----------
             Net cash provided by financing activities          657,204          571,299          396,132
                                                            -----------      -----------      -----------

NET INCREASE IN CASH                                              4,111           14,551               15

CASH, BEGINNING                                                  15,190              639              624
                                                            -----------      -----------      -----------

CASH, ENDING                                                $    19,301      $    15,190      $       639
                                                            ===========      ===========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Capital lease obligations incurred related to the
    acquisition of equipment                                $    32,800      $      --        $      --
                                                            ===========      ===========      ===========

    Conversion of notes payable to
    common stock                                            $   176,825      $      --        $      --
                                                            ===========      ===========      ===========



          See Notes to Consolidated and Combined Financial Statements.

                   CAPITA RESEARCH GROUP, INC. AND SUBSIDIARY
                          (A Development Stage Company)

             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



NOTE 1.     HISTORY AND NATURE OF THE BUSINESSES AND BUSINESS COMBINATIONS

                Capita  Research Group Inc. and  Subsidiaries  (the "Company" or
            "Capita") (formerly NextGen Systems, Inc., and Subsidiary and Affiliate ("NextGen")) is in the development stage of operations.

                Capita's predecessor,  NextGen (formerly Media Solutions,  Inc.,
            ("Media Solutions" or "MSI")), was incorporated in Pennsylvania on June 6, 1994, for the purpose of developing and selling MediaLink, a client/server software system used by the direct-response advertising industry. From January 1, 1996 through December 31, 1998, the Company, its subsidiary Capita Systems, Inc., and their predecessors have been principally devoted to research and development, organizational activities, and raising capital. For the years ended December 31, 1998, 1997 and 1996, the Company had $85,500, $81,894 and $360,654 of net revenues, respectively. The ultimate recovery of the Company's investments and costs is dependent on future profitable operations, which presently cannot be determined.

                In September of 1995, Media Solutions initiated discussions with the National Aeronautics and Space Administration ("NASA") in Langley, Virginia about licensing NASA's software technology known as the "CREW software." This software measures a test respondent's EEG, or brain wave impulse, when subjected to aural or visual stimuli. The CREW software then converts the raw brain wave data into an index, which indicates the respondent's level of interest in, or boredom, with the stimuli. In January of 1996, Media Solutions filed an application with NASA for a license for the commercial application of the CREW software with the intention to use it as a testing service in the media and advertising industries.

                In June of 1996, the principal  stockholders  of NextGen,  along with additional investors formed Media Solutions International, Inc. ("MSII"), which was incorporated in Pennsylvania. MSII licensed the rights from Media Solutions to continue the development and selling of MediaLink.

                   CAPITA RESEARCH GROUP, INC. AND SUBSIDIARY
                         (A Development Stage Company)

            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



NOTE 1.     HISTORY  AND  NATURE  OF  THE  BUSINESSES  AND BUSINESS COMBINATIONS
            (Continued)

                In May of 1997, NASA approved Media  Solutions'  application for the CREW software license and issued a license agreement in the name of "NextGen Systems, Inc.", a fictitious name registered by Media Solutions in the Commonwealth of Pennsylvania in September 1995. Under its license agreement with NASA, the Company, by means of its predecessor, NextGen, obtained an exclusive five-year license commencing August 4, 1997. The agreement provides that prior to the expiration of the five-year period, the Licensee (NextGen) may request this agreement to be modified to extend the term. NASA has agreed that such requests will not be unreasonably denied if NextGen has met all milestones as specified in the contract. The NASA license agreement permits the Company to offer testing services for all direct response advertising applications, including television and print media and the Internet, and package design. NASA has agreed that the Company may use the CREW software for all media and advertising applications and that such use will not be considered an infringement of NASA's intellectual property rights in the CREW software. The license agreement requires the Company to pay NASA a royalty equal to 10% of revenues, payable annually, with a minimum guaranteed annual royalty of fifteen thousand dollars ($15,000).

                In June of 1997, Media Solutions formed Capita Systems,  Inc., a
            Delaware corporation and a wholly owned subsidiary of Media Solutions, for the purpose of commercializing and marketing its advertising testing service.

                On July 31, 1997,  NextGen and MSII agreed to sell the MediaLink asset and related business to Columbine JDS Systems, Inc., an unrelated party, for a future payment of $350,000 contingent upon defined levels of profitability. The transaction was completed in October 1997. Through December 31, 1998, the Company has not received any payments. In connection with the agreement, and for no consideration, NextGen's founder relinquished his officer's position and stock ownership in NextGen and became an employee in Columbine JDS Systems, Inc.

                Since commencing operations in June 1997, Capita Systems,  Inc., has been engaged in significant additional software research and development. Beginning in August 1997, the Company initiated development projects to extensively modify and enhance the original NASA software to tailor its use to the more specific demands of media and advertising clients. This included the integration of video technology into the application. In addition, the Company has continued to develop proprietary hardware, specifically the EEG measurement headset, to facilitate high volume and convenience in the testing process. The Company has developed a completely "dry and noninvasive" headset and has applied for a US patent on this hardware and related components.

                   CAPITA RESEARCH GROUP, INC. AND SUBSIDIARY
                          (A Development Stage Company)

             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



NOTE 1.     HISTORY  AND  NATURE  OF  THE  BUSINESSES  AND BUSINESS COMBINATIONS
           (Continued)

                As stated  previously,  the Company  performed its first test of the headset in October 1997, and is in various stages of negotiation with numerous prospects, including major U.S. marketing companies and advertising agencies.

                On  December  30,  1997,  MSI  changed its legal name to NextGen
            Systems, Inc. and increased the number of authorized common shares to 3,000,000.

                The following transactions relate to the mergers, stock issuance and redemptions occurring within the Companies during January 1998:

                On January 3, 1998, $25,000 of notes payable were converted into
            10,000 shares of MSII's common stock.

                On January 8, 1998,  1,050,250  shares of MSII were redeemed for no consideration.

                On January 9, 1998,  85 shares of NextGen  were  redeemed for no consideration.

                On January 12,  1998,  NextGen  acquired  MSII in  exchange  for stock, whereby NextGen was the surviving corporation. As a result of the merger, each share of MSII common stock was converted into five shares of NextGen.

                On January 13, 1998, $116,825 due to a stockholder was converted into 183,385 shares of NextGen common stock.

                On January 15,  1998,  NextGen  issued  37,000  shares of common stock for total consideration of $37,000.

                   CAPITA RESEARCH GROUP, INC. AND SUBSIDIARY
                          (A Development Stage Company)

             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



NOTE 1.     HISTORY  AND  NATURE  OF  THE  BUSINESSES  AND BUSINESS COMBINATIONS
            (Continued)

                On January 27, 1998,  prior to the transaction  explained below,
            $35,000 of notes payable were converted into 35,000 shares of NextGen. In addition, the Board of Directors of the Company approved a transaction with Royal American Mining Company ("Royal"), a Nevada corporation, whose only activity had been filing fee expenses during its fiscal year. Royal has had no significant revenues for the last three fiscal years. On January 29, 1998, the Exchange was completed as the Company obtained approval from 100% of its stockholders. On January 30, 1998, the Royal stockholders approved the transaction between NextGen and Royal, whereby the stockholders of NextGen exchanged 100% of the outstanding common stock of NextGen for 90% of the outstanding common stock of Royal (the "Exchange"). The Exchange was accounted for as a reverse acquisition whereby NextGen, in substance, acquired Royal, allocating the fair value of Royal shares exchanged over the assets and liabilities of NextGen prior to the merger; therefore, no goodwill was recognized. Accordingly, the historical financial statements are those of the accounting acquirer, NextGen and not the financial statements of the legal acquirer, Royal. No value was ascribed to Royal's net operating loss carryforwards as a result of potential decrease and/or limitations in these carryforwards due to the change in control.

                In  connection  with the  Exchange,  Royal  changed  its name to
            Capita Research Group, Inc. In addition, the Board of Directors approved a 2 for 1 stock split whereby the present stockholders of Royal were entitled to two shares for each share owned by them in Royal.

                In July 1998,  the Company filed Form 10-SB with the  Securities and Exchange Commission to register all of its 100,000,000 shares of common stock with a par value of One Mill ($0.001) per share.

                The  Company  currently  employs  seven  professionals  and  two contract consultants. The Company maintains offices in Blue Bell, Pennsylvania. The Company owns or leases all of its equipment and software, and has under development, numerous software and hardware applications to enhance its capabilities in advertising and media testing. The Company intends to obtain patents and software copyrights, as products are developed to protect its intellectual property.

                   CAPITA RESEARCH GROUP, INC. AND SUBSIDIARY
                          (A Development Stage Company)

             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



NOTE 2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            Principles of Consolidation and Combination

                For the year ended December 31, 1998, the consolidated financial statements include the wholly owned subsidiary, Capita Systems, Inc. For the years ended December 31, 1997 and 1996, the combined financial statements include the accounts of two entities, which were under common management, NextGen Systems, Inc. and Subsidiary ("formerly Media Solutions, Inc.") and Media Solutions International, Inc. The consolidated financial statements of NextGen included the accounts of its wholly owned subsidiary, Capita Systems, Inc. All significant intercompany transactions have been eliminated in all years presented.

            Fair Value of Financial Instruments

                The Company's  financial  instruments consist primarily of cash, accounts receivable, accrued expenses and debt instruments. The recorded values of cash, accounts receivable, accounts payable and accrued expenses are considered to be representative of their fair values. Based upon the terms of the Company's debt instruments that are outstanding as of December 31, 1998 and 1997, the carrying values are considered to approximate their respective fair values.

            Equipment

                Equipment,  including assets under capital leases, are stated at cost. Major improvements are capitalized; minor replacements, maintenance and repairs are charged to current operations. Depreciation is computed by applying the straight-line method over the estimated useful lives of the related assets for financial reporting purposes and an accelerated method for income tax purposes.

            Organization Costs

                Expenses  were  incurred in  connection  with the  formation  of
            NextGen and MSII, which were capitalized and were being amortized over a period of five years using the straight-line method. During the year ended December 31, 1998, the remaining costs of $19,638 were charged to operations.

                   CAPITA RESEARCH GROUP, INC. AND SUBSIDIARY
                          (A Development Stage Company)

             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



NOTE 2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

            Long-Lived Assets

                The Company reviews for the impairment of long-lived  assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. The Company has not identified any such impairment losses.

            Software Development Costs

                Development  costs  incurred in the research and  development of new software products are expensed as incurred until technological feasibility has been established. Software development expenses incurred for product enhancements after the product has reached technological feasibility have not been material and, accordingly, also have been charged to operations as incurred. As of December 31, 1998 and 1997 no software development costs have been capitalized.

            Advertising and Promotion Costs

                Advertising   and   promotion   costs  are  charged  to  current
            operations when incurred. Advertising and promotion costs for 1998, 1997 and 1996 were $9,824, $9,916 and $26,430, respectively.

            Income Taxes

                The  Company  accounts  for  income  taxes  in  accordance  with
            Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which requires the use of an asset and liability approach for financial accounting and reporting for income taxes. Under this method, deferred tax assets and liabilities are recognized based on the expected future tax consequences of temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities as measured by the enacted tax rates that are expected to be in effect when taxes are paid or recovered.

                   CAPITA RESEARCH GROUP, INC. AND SUBSIDIARY
                          (A Development Stage Company)

             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



NOTE 2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

            Research and Development

                Expenditures  for  research,   development  and  engineering  of
            products and manufacturing processes are expensed as incurred. Cost reimbursements under collaborative research agreements are recorded as offsets to research and development expenses. Research and development costs for 1998, 1997 and 1996 were $102,534, $118,241 and $206,188, respectively.

            Earnings Per Common Share

                In 1997, the Financial  Accounting  Standards  Board issued SFAS
            No. 128, "Earnings Per Share." SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share, respectively. Earnings per share amounts for all periods presented are based on the weighted average shares outstanding during the respective periods.

            Estimates

                The  preparation  of financial  statements  in  conformity  with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

            Reclassifications

                Certain  items in the 1997 and 1996  financial  statements  were reclassified to conform with the 1998 presentation.


NOTE 3.     STOCKHOLDER LOANS

                The Company was  indebted to its  stockholders  in the amount of
            $100,000 and  $225,791 at December 31, 1998 and 1997,  respectively.
            The loans have an interest rate of prime plus two percent (9.75% at December 31, 1998) and are payable on demand. Accrued interest on stockholder loans at December 31, 1998 and 1997 was $23,612 and $25,103, respectively.

                   CAPITA RESEARCH GROUP, INC. AND SUBSIDIARY
                          (A Development Stage Company)

             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



NOTE 4.     EQUIPMENT

                                                     1998           1997
                                                     ----           ----
                                                (Consolidated)   (Combined)
                                                --------------   ----------
            Equipment                              $197,014       $149,110
            Furniture and fixtures                   12,034         12,034
                                                   ---------     ---------
                                                    209,048        161,144
            Less - accumulated depreciation        (116,537)       (76,061)
                                                   ---------     ---------

                                                   $ 92,511       $ 85,083
                                                   =========     =========



NOTE 5.     CONCENTRATION OF CREDIT RISK

                The  Company   maintains  cash  balances  at  several  financial
            institutions. The accounts are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company performs periodic evaluations of the relative credit standing of the financial institutions with which it deals. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash balances.


NOTE 6.     INCOME TAXES

                A  reconciliation  of  the  differences  between  the  Company's effective tax rates and the statutory Federal income tax rate of 34% in 1998, 1997 and 1996 is as follows:

                                                          1998                1997                1996
                                                          ----                ----                ----
                                                     (Consolidated)        (Combined)          (Combined)
                                                     --------------        ----------          ----------
            Income tax benefit at statutory rate       ($394,632)          ($234,355)          ($135,652)
            Permanent differences                          1,210               4,625                 715
            State income tax benefit,
                net of Federal effect                    (76,605)            (44,709)            (26,191)

            Reduction in income tax benefit
                due to valuation allowance               470,027             274,439             161,128
                                                       ----------          ----------           ---------

                                                       $    --             $    --              $    --
                                                       ==========          ==========           =========

                   CAPITA RESEARCH GROUP, INC. AND SUBSIDIARY
                          (A Development Stage Company)

             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



NOTE 6.     INCOME TAXES (Continued)


                The  Company,   its   predecessors   and  its  affiliates   have
            experienced significant losses since inception. As a result of the business combinations during 1998, certain of the net operating loss carryforwards generated by these losses may be lost and/or substantially limited. Notwithstanding such effect, any deferred tax asset recorded as a result of potential net operating loss carryforwards available to offset future taxable income would be offset by an equivalent valuation allowance, since Management believes that it is more likely than not that such deferred tax asset would not be realized.

                The  deferred  tax  assets  at  December  31,  1997  and 1996 of
            $443,000 and $168,000, respectively, have been offset by valuation allowances of an equal amount.


NOTE 7.     COMMITMENTS

            Capital Leases

                During 1998, the Company leased under capital lease arrangements expiring in February 2001, certain computer equipment with a total cost of $32,800. The assets and liabilities under the capital lease are recorded at the lower of the present value of the minimum lease payments or the fair market value of the asset. The assets are depreciated over the shorter of the related lease term or the estimated productive lives. Amortization of $7,811 related to the assets under capital lease is included in depreciation expense for the year ended December 31, 1998. Interest expense related to the capital lease was $3,651 for the year ended December 31, 1998.

                   Minimum future obligations under capital leases are:

YEARS ENDING
DECEMBER 31,                                                           AMOUNT
------------                                                        ----------
      1999                                                             $18,470
      2000                                                              10,398
      2001                                                                 192
                                                                    ----------

      Total minimum lease payments                                      29,060
      Less - amounts representing interest                               5,165
                                                                    ----------
      Present value of future minimum lease payments                    23,895
      Less - current portion                                            14,281
                                                                    ----------
      Long-term portion                                              $   9,614
                                                                    ==========

                   CAPITA RESEARCH GROUP, INC. AND SUBSIDIARY
                          (A Development Stage Company)

             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



NOTE 7.     COMMITMENTS (Continued)

            Operating Leases

                Effective   November  1,  1997,  the  Company  entered  into  an
            operating lease for its corporate office located in King of Prussia, Pennsylvania. The lease agreement was for a term of six months, thereafter, renewable on a monthly basis. Rent expense for 1998 and 1997 amounted to approximately $22,000 and $2,400, respectively. On January 1, 1999, the Company moved its offices to Blue Bell, Pennsylvania and signed a lease agreement expiring December 2001.

                Minimum  future  rental   payments  under  this   noncancellable
            operating lease through December 2001 and in the aggregate are:

             YEARS ENDING
             DECEMBER 31,                                  AMOUNT
             ------------                                  ------

                1999                                     $  50,740
                2000                                        74,796
                2001                                        78,849
                                                         ---------
                Total minimum future rental payments      $204,385
                                                         =========

NOTE 8.     DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE

                The  deficit   accumulated  during  the  development  stage  was
            $2,363,210, which includes a loss of $114,273 from the inception of the Company through December 31, 1995. There were no transactions, which occurred from the inception of the Company and its predecessors through December 31, 1995 which were qualitatively or quantitatively material to the 1998, 1997 or 1996 consolidated and combined financial statements.

                   CAPITA RESEARCH GROUP, INC. AND SUBSIDIARY
                          (A Development Stage Company)

             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



NOTE 9.     GOING CONCERN

                The Company's financial  statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to generate revenue through the sales of its software and hardware products. The Company continues to focus its energies on raising capital to begin the manufacturing and marketing of its products. Toward these ends, the Company engaged a public relations firm to aid in the raising of capital and to present seminars on its technology. Management believes, with successful completion of a financial package, that delivered sales of the Company's products will occur. In the opinion of management, sales of the Company's products, together with the proceeds from the sale of its common stock, will be sufficient for it to continue as a going concern.


NOTE 10.    SUBSEQUENT EVENTS

                On January 8, 1999,  the Company  issued 80,000 shares of common stock in exchange for $20,000 of rent reduction during the first quarter of 1999.

                On January 8, 1999,  the Company  issued 84,000 shares of common stock to a stockholder for various furniture and fixtures whose fair market value was $21,000.

                On January 8, 1999,  the Company  issued 68,000 shares of common stock for investor relations services rendered in the amount of $17,000.

                In February  and March 1999,  the Company  issued  approximately
            200,000 shares of common stock to two unrelated parties, for total consideration of $50,000.

                On March 10, 1999,  the Company  issued  50,000 shares of common stock for legal services rendered in the amount of $12,500.

                On March 10, 1999,  the Company  entered into an agreement  with
            Quaker Capital Markets Group, Inc. ("Quaker"), to render advisory services to the Company in its attempt to raise up to $5,000,000 in equity capital. In connection therewith, the Company agreed to pay Quaker $10,000 in cash, $15,000 in common stock and a percentage of equity capital raised.

                                   SIGNATURES
                                   ----------

In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CAPITA RESEARCH GROUP, INC.

                                        /s/ David B. Hunter
                                        ---------------------------
                                        David B. Hunter
                                        Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signatures                                  Titles                          Date
----------                                  ------                          ----

/s/ David B. Hunter                                               April 12, 1999
----------------------                                            --------------
David B. Hunter            Chairman of the Board of
                           Directors and Chief Executive Officer

/s/ R. Donald Peterson                                            April 12, 1999
----------------------                                            --------------
R. Donald Peterson         Vice President Finance,
                           Principal Financial and
                           Accounting Officer and Director

/s/ Milard Tydings                                                April 12, 1999
----------------------                                            --------------
Millard Tydings            Secretary and Director


/s/ Ralph Anglin                                                  April 12, 1999
----------------------                                            --------------
Ralph Anglin               Director


/s/ William T. Hummel                                             April 12, 1999
----------------------                                            --------------
William T. Hummel          Director