Form 10QSB
period 1999-03-31
CAPITA RESEARCH GROUP INC
filed 1999-05-14
CIK 1059267

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-QSB
                                   -----------

  [X]    Quarterly  report under Section 13 or 15(d) of the Securities  Exchange
         Act of 1934 For the quarterly period ended   March 31, 1999
                                                    ------------------
                                       or

  [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission file number: 1-14025
                       ---------

                           Capita Research Group, Inc.
             ------------------------------------------------------
             (exact name of registrant as specified in its charter)

              Nevada                                        88-0072350
   -------------------------------                     -------------------
   (State or Other Jurisdiction of                      (I.R.S. Employer
   Incorporation or Organization)                       Identification No.)

591 Skippack Pike, Suite 300, Blue Bell, Pennsylvania            19422
------------------------------------------------------         ----------
      (Address of Principal Executive Offices)                 (Zip Code)

                                 (215) 619-7777
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

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

The number of shares outstanding of the registrant's common stock as of March 31, 1999 was 14,371,000.

                   Capita Research Group, Inc. and Subsidiary
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                 Three month periods end March 31, 1999 and 1998

Forward - Looking Statements

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

Results of Operations for the Three Months Ended March 31, 1999 and 1998

During the first three months of 1998, having previously sold the MediaLink line of business, and having obtained the rights to commercialize the NASA software, Media Solutions was engaged in developing and launching a new line of business directed towards advertising and media copy testing. In addition to validating its testing system for commercial use, this involved substantial technical development, creation of corporate infrastructure, and initiation of a sales solicitation program among prospective media and advertising company prospects.

Results of Operations for the quarters ended March 31, were as follows. In the three month period ended March 31, 1998, Capita did not complete a sale of its copy testing service. Similarly, Capita's expenses of $519,996 reflect its start-up of testing operations along with legal, accounting, and other costs related to the reverse acquisition into Royal American and the filing of form 10-SB with the SEC. In the three month period ended March 31, 1999, Capita was actively involved in further technical development and testing of its system. Revenue for the quarter was $4,750. Total expenses of $202,019 reflect ongoing development of the product and legal, accounting and other expenses, which include investor and public relations costs. Expenses of $202,019 in 1999 were $317,577 less than 1998, which were $519,596. In 1998 the expenses were higher due to the expenses of registering with the SEC and the Company issuing common stock to employees and service providers for services.

Liquidity and Capital Resources at March 31, 1999

With start-up losses expected to continue, the Company's ability to sustain operations is dependent on its ability to raise added investment capital. During the three months ended March 31, 1999, the Company received cash proceeds of $

98,000 from the sale of common stock. In addition, the Company issued common stock for services in the amount of $102,000. These transactions combined with operating losses had the effect of increasing the stockholder deficit by $19,543 to a deficit of $188,000 at March 31, 1999, versus a deficit of $168,000 at December 31, 1998.

Revenue

The Company has been developing its professional research staffing and infrastructure to support large-scale sales volume. While the Company has had media research staff available, it was determined in the last quarter of 1998 that a substantial upgrade of its research staff was necessary, in order to properly position the Company's advanced technology in the media industry. Starting in September 1998, the Company embarked on a program of recruiting the most technologically advanced researchers. This culminated in the hiring of a new research director during the last week of February 1999. Simultaneous to that event, the Company interviewed, and subsequently retained, three of the leading experts in media research, television copy-testing, and internet research, to structure the Company's product offerings, pricing and deliverables, as well as to determine the optimal methodology for integrating Engagement IndexSM measurement with traditional research deliverables.

At this time, such staffing is available and has developed sufficient know-how for expanded marketing efforts to commence. The Company is currently in discussions with a number of major television networks, multi-brand companies, as well as other research companies on research projects employing the Company's Engagement Testing System(TM). The Company expects to record an incidental amount of revenues from these activities during the second quarter, but an amount exceeding that of the first quarter. During the third quarter 1999, the Company expects a further increase in revenues, but that amount is not presently determinable. At present, the Company is either planning projects ordered or bidding on a number of media research and copy-testing projects for various clients and prospects. It is not known what revenues may ensue from such activities.

Gross Margin

The Company realized a gross loss during the quarter due to a lack of testing activity, and due to the fact that overhead allocation is not being fully absorbed. The Company expects that it can realize a gross margin upon the performance of significant revenues, due to that fact that the production of research services has an inherent gross margin on a variable cost basis. Once the Company can reach a benchmark of sales, overhead allocation can be fully absorbed, producing a positive gross margin overall.

                   Capita Research Group, Inc. and Subsidiary
             Balance Sheets as of December 31, 1998 and Mar 31, 1999
                           (Development Stage Company)

                                     ASSETS

                                                                    March 31,        December 31,
                     Current Assets                                   1999              1998
                     --------------                                -----------      -----------
Cash                                                               $       434      $    19,301
Accounts Receivable                                                      7,390            1,000
Prepaid Expenses                                                        35,680            9,508
                                                                   -----------      -----------

                                     Total Current Assets               43,504           29,809
                                                                   -----------      -----------

                        Equipment
                        ---------
Equipment - Net                                                        117,725           92,511
                                                                   -----------      -----------

                      Other Assets
                      ------------
Notes Receivable                                                        15,035           15,534
Deposits                                                                  --              3,560
                                                                   -----------      -----------

                                       Total Other Assets               15,035           19,094
                                                                   -----------      -----------

Total Assets                                                       $   176,264      $   141,414
                                                                   ===========      ===========

                    LIABILITIES and STOCKHOLDERS' DEFICIENCY

                   Current Liabilities
                   -------------------
Accounts payable, Accrued Expenses & A/P Lease                     $   244,015      $   186,052
Current portion of obligations (capital leases)                         14,281           14,281
Due to stockholders                                                    100,000          100,000
                                                                   -----------      -----------

                                Total Current Liabilities              358,296          300,333
                                                                   -----------      -----------

Long-term obligations under capital leases,                              6,044            9,614
    net of current portion                                         -----------      -----------

                Stockholders' Deficiency
                ------------------------

Common Stock, Capita Research Group, Inc.
$0.001 par value, 100,000,000 shares authorized;
issued & outstanding, 14,371,000 March 31, 1999,                        14,371           13,563
13,562,900 shares, December 31, 1998

Additional paid-in capital                                           2,380,386        2,181,114

Deficit accumulated during
development stage                                                   (2,582,833)      (2,363,210)
                                                                   -----------      -----------

                           Total stockholders' deficiency             (188,076)        (168,533)
                                                                   -----------      -----------

Total Liabilities & Stockholders Deficiency                        $   176,264      $   141,414
                                                                   ===========      ===========


                             See Accompanying notes

                   Capita Research Group, Inc. and Subsidiary
               Statements of Operations for the Three Months Ended
                             March 31, 1999 and 1998
                           (Development Stage Company)

                                                                         Three Months Ended
                                                                               Mar 31
                                                                       1999              1998
                                                                   ------------      ------------
 Revenue                                                           $      4,750      $       --

 Cost of Sales                                                           18,300             6,291
                                                                   ------------      ------------

                                           Gross profit (loss)          (13,550)           (6,291)
                                                                   ------------      ------------

 Operating expenses
 Selling Cost                                                             9,691             5,304
 Technical Cost                                                          19,903             7,221
 Administrative Compensation                                             55,266            63,020
 Other General and Administrative                                       117,159           444,051
                                                                   ------------      ------------

                   Total operating expenses                             202,019           519,596
                                                                   ------------      ------------

Other Income (Expense)
Interest expense                                                         (4,054)           (3,571)
                                                                   ------------      ------------

 Loss Before Interest and Taxes                                        (219,623)         (529,458)

 Provision for Income Taxes                                                --                --
                                                                   ------------      ------------

 Net Loss                                                          $   (219,623)     $   (529,458)
                                                                   ============      ============

 Net Loss Per Share, Basic and Diluted                             $      (0.02)     $      (0.07)
                                                                   ============      ============

 Weighted Average Shares Outstanding                                 13,926,615         7,368,974
                                                                   ============      ============


                             See Accompanying notes

                   Capita Research Group, Inc. and Subsidiary
               Statements of Cash Flows for the Three Months Ended
                           (Development Stage Company)

                                                                 Three Months Ended
                                                                      Mar 31
                                                                1999           1998
                                                             ---------      ---------
Operating Activities

Net Loss                                                     $(219,623)     $(529,458)
Adjustments to reconcile net loss to
net cash used in operating activities:
                  Common stock issued for salaries, rent
                     consulting and fixed assets               102,011         75,675
                  Depreciation                                  14,550          8,400
                  Writeoff of organization cost                   --           19,637

Changes in Operating assets and liabilities:
          (Increase) decrease in:
                  Accounts receivable                           (6,390)         2,000
                  Other assets                                   4,059          1,328
                  PrePaid Expenses                             (26,172)          --
                  Accounts payable and Accrued Expenses         57,963        (28,592)
                                                             ---------      ---------

            Net cash used in operating activities              (73,601)      (451,010)
                                                             ---------      ---------

Investing Activities

Purchase of equipment                                          (39,764)        (9,509)
                                                             ---------      ---------
            Net cash used in investing activities              (39,764)        (9,509)

Financing Activities

Proceeds from issuance of common stock                          98,068        455,885
Repayment of capital lease obligations                          (3,570)          --
Repayment of loans                                                --           (6,000)
            Net cash provided by financing activities           94,498        449,885
                                                             ---------      ---------

Net Increase ( Decrease) in cash                               (18,867)       (10,634)

Cash, Beginning                                                 19,301         15,190
                                                             ---------      ---------

Cash, Ending                                                 $     434      $   4,556
                                                             =========      =========



Supplemental Disclosure of Noncash Financing Activities 1998:

   Note Payable converted into common stock                                  $ 60,000
   Stockholder loans converted into common stock                            $ 116,825


                             See Accompanying notes

                   Capita Research Group, Inc. and Subsidiary
                         ( a development stage company )
                    Note to Consolidated Financial Statements
                 Three month periods end March 31, 1999 and 1998


1. The accompanying consolidated financial statements of Capita Research Group, Inc. and its subsidiary reflect all adjustments and disclosures, which are, in the opinion of management, necessary for a fair presentation of interim results. The financial information has been prepared in accordance with Capita's customary accounting practices and has not been audited.

2. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission (SEC) rules and regulations. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amount reported in the financial statements and accompanying notes. Actual results could differ from those estimates. These interim financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in Capita's Annual Report Form 10 KSB for the year ended December 31, 1998.

3. Results of operations for the three-month period ended March 31, 1999, are not necessarily indicative of the results to be expected for the full year.

4. On March 10, 1999, the Company entered into an agreement with Quaker Capital Markets Group, Inc. ("Quaker"), to render advisory services to the Company in its attempt to raise up to $5,000,000 in equity capital. In connection therewith, the Company agreed to pay Quaker $10,000 in cash, $15,000 in common stock and a percentage of equity capital raised.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, theRegistrant has duly caused this report to be signed on its behalf by theundersigned thereunto duly authorized.

                                                   CAPITA RESEARCH GROUP, INC.
                                                   Registrant

Dated:   May 13, 1999                              /s/ David B. Hunter
------------------------                           -----------------------------
                                                   David B. Hunter President and
                                                   Chief Executive Officer