Form 10QSB
period 1999-06-30
CAPITA RESEARCH GROUP INC
filed 1999-08-13
CIK 1059267

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                   FORM 10-QSB
                                   -----------

[x] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1999
                                            -------------
                                       or

[ ] Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the transition period from to

Commission file number     1-14025
                           -------


                           CAPITA RESEARCH GROUP, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


         Nevada                                                 88-072350
------------------------                                ------------------------
(State of incorporation)                                (IRS Employer ID Number)

591 Skippack Pike, Blue Bell, PA 19422                            19422
----------------------------------------                        ----------
(Address of principal executive offices)                        (Zip Code)

                                 (215) 619-7777
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days YES X   NO
                    ---    ---

The number of shares outstanding of the registrant's common stock as of June 30, 1999 was 18,789,000.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended June 30, 1999 and 1998
-----------------------------------------------------------------------

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

Capita is, and has been, a development stage company during the three-month periods ended June 30, 1999 and 1998. As a development stage company it has been testing and further developing its Engagement Index System sm (EI sm), which has been licensed exclusively to Capita by the National Aeronautics and Space Administration (NASA). The system measures electrical activity using an electroencephalogram (EEG) reading from the human brain and processing the results through the computer using an algorithm developed by NASA to correlate those results with the level of "involvement" by the test subject with measured activity.

Capita is using this EI sm System to measure and research communication effectiveness. Its objective is to become the leading commercial provider of customized, high performance technology systems and services, including analysis and technical support, for the real-time, objective measurement of engagement (attentiveness) for use in multiple markets.

As a development stage company it has limited marketing activity with sales of $ 27,500 in the three months ended June 30, 1999 and $38,000 in the three months ended June 30, 1998. The sales in both periods were to "early adopters" of Capita's technology to measure the effectiveness of advertising material. The gross margin (loss) on these sales increased to a $13,172 loss in 1999 from a $1,923 loss in 1998. This was due to the addition of certain fixed costs in cost of sales, primarily an increase in the depreciation of testing equipment that was acquired since 1998.

The operating costs of $202,701 in 1999 compared to $234,680 in 1998 were comparable. Capita continued its technical development of the product, its research effort, its legal protection of intellectual property, its raising of equity capital and its development of infrastructure.

Results of Operations for the Six Months Ended June 30, 1999 and 1998
---------------------------------------------------------------------

Capita is, and has been, a development stage company during the six-month periods ended June 30, 1999 and 1998. As a development stage company, it has had limited marketing activity with sales of $32,250 in the six-months ended June 30, 1999 and $38,000 in the six- months ended June 30, 1998. The gross margin
(loss) on these sales increased to a $26,722 loss in 1999 from an $8,214 loss in 1998. This was due to the addition of certain fixed costs in cost of sales, primarily an increase in the depreciation of testing equipment that was acquired since 1998.

The operating costs of $404,720 in 1999 were significantly less than the operating costs of $761,356 in the same period of 1998. The decrease of $356,636 was due primarily to three expenditures incurred in 1998, which did not reoccur during 1999. They were:

     1. Approximately $105,000 of expense which was attributable to legal, accounting and other costs relating to the reverse acquisition into Royal American and the filing of the Form 10-SB/A with the SEC.

     2. Product development services performed by an outside contractor, in the amount of $100,000.

     3. Costs associated with an outside consultant for the technical and marketing development of the TV product line incorporating Capita's EI sm technology, in the amount of $130,000.

Liquidity and Capital Resources at June 30, 1999
------------------------------------------------

With losses expected to continue in the foreseeable future, Capita's ability to sustain operations is dependent on its ability to raise additional investment capital. During the six-month period ended June 30, 1999 Capita received cash proceeds of $310,754 from the sale of its common stock. In consideration of technical, management and other services, Capita issued common stock of $158,317. At June 30, 1999 the financial condition remained impaired with the working capital shortfall being met primarily from the proceeds of the issuance of common stock. The above transactions net of the operating loss had the effect of reducing the total stockholder deficiency by $30,088 to a deficit of $138,455 at June 30, 1999.

On June 21, 1999 Capita sold 3,350,273 shares of Capita Common Stock to its officers and directors at $0.25 per share. The stock was paid for by notes issued to the Company of $837,568.

In March 1999 Capita entered into an agreement with Quaker Capital Markets Group, Inc. ("Quaker") in its attempt to raise additional equity capital. Quaker will seek to raisebetween $10,000,000 and $15,000,000 of equity capital for Capita in the near future. In addition as of August 14, 1999 a short-term loan of $300,000 has been executed with an investor, with the first $100,000 installment having been received on August 6, 1999. This loan is convertible into common stock at a price of $0.25 per share and the lender was granted warrants to purchase 300,000 share of common stock at a price of $ 0.25 per share. This loan was obtained to meet the working capital needs of Capita as it seeks out additional equity financing.

                   Capita Research Group, Inc. and Subsidiary
            Balance Sheets as of December 31, 1998 and June 30, 1999
                           (Development Stage Company)

                                                           ASSETS

                                                                                         June 30,     December 31,
                             CURRENT ASSETS                                                1999           1998
                             --------------                                            -----------    -----------
Cash                                                                                   $    35,748    $    19,301
Accounts receivable                                                                         18,000          1,000
Interest receivable                                                                          4,013           --
Prepaid expenses                                                                            40,288          9,508
                                                                                       -----------    -----------

                                                    Total current assets                    98,049         29,809
                                                                                       -----------    -----------

EQUIPMENT, NET                                                                             107,305         92,511
                                                                                       -----------    -----------
                              OTHER ASSETS
                              ------------
Notes and other receivables                                                                 19,435         15,534
Deposits                                                                                      --            3,560
                                                                                       -----------    -----------

                                                      Total other assets                    19,435         19,094
                                                                                       -----------    -----------

                                                                                       $   224,789    $   141,414
                                                                                       ===========    ===========

                                            LIABILITIES and STOCKHOLDERS' DEFICIENCY

                          CURRENT LIABILITIES
                          -------------------
Accounts payable and accrued expenses                                                  $   242,980    $   186,052
Current portion of obligations capital leases                                               13,671         14,281
Due to stockholders                                                                        103,500        100,000
                                                                                       -----------    -----------

                                               Total current liabilities                   360,151        300,333
                                                                                       -----------    -----------

Long-term obligations under capital leases,
    net of current portion                                                                   3,084          9,614
                                                                                       -----------    -----------

                       STOCK HOLDERS' DEFICIENCY
                       -------------------------

Common Stock, Capita Research Group, Inc.
$0.001 par value, 100,000,000 shares authorized;
issued and outstanding, 18,789,377 shares June 30, 1999,
13,562,900 shares, December 31, 1998                                                        18,789         13,563

Additional paid-in capital                                                               3,482,527      2,181,114

Deficit accumulated during development stage                                            (2,802,193)    (2,363,210)
                                                                                       -----------    -----------
                                                                                           699,123       (168,533)
Stock subscription receivable                                                             (837,568)          --
                                                                                       -----------    -----------
                                          Total stockholders' deficiency                  (138,445)      (168,533)
                                                                                       -----------    -----------

                                                                                       $   224,789    $   141,414
                                                                                       ===========    ===========


                             See Accompanying notes

                   Capita Research Group, Inc. and Subsidiary
                Statements of Operations for the Six Months Ended
                             June 30, 1999 and 1998
                           (Development Stage Company)


                                                         Six Months Ended
                                                              June 30
                                                        1999            1998
                                                    ------------    ------------
 REVENUES                                           $     32,250    $     38,000


 COSTS OF SALES                                           58,972          46,214
                                                    ------------    ------------

                                       GROSS LOSS        (26,722)         (8,214)
                                                    ------------    ------------

 OPERATING EXPENSES
 Selling cost                                             13,561          27,502
 Technical cost                                           44,551         141,258
 Research compensation                                    19,904          15,000
 Administrative compensation                             137,336         327,926
 Other general and administrative                        189,367         249,670
                                                    ------------    ------------

                      TOTAL OPERATING EXPENSES           404,720         761,356
                                                    ------------    ------------

OTHER INCOME (EXPENSE)
Interest income                                            4,013            --
Interest expense                                         (11,555)         (2,692)
                                                    ------------    ------------

                    TOTAL OTHER INCOME (EXPENSE)          (7,542)         (2,692)
                                                    ------------    ------------

 LOSS BEFORE INCOME TAXES                               (438,984)       (772,262)

 PROVISION FOR INCOME TAXES                                 --              --
                                                    ------------    ------------

 NET LOSS                                           $   (438,984)   $   (772,262)
                                                    ============    ============

 NET LOSS PER SHARE, BASIC AND DILUTED              $      (0.03)   $      (0.08)
                                                    ============    ============

 WEIGHTED AVERAGE SHARES OUTSTANDING                  14,433,483       9,591,332
                                                    ============    ============


                             See Accompanying notes

                   Capita Research Group, Inc. and Subsidiary
               Statements of Operations for the Three Months Ended
                             June 30, 1999 and 1998
                           (Development Stage Company)

                                                            Three Months Ended
                                                                 June 30
                                                           1999            1998
                                                       ------------    ------------
 REVENUES                                              $     27,500    $     38,000


 COSTS OF SALES                                              40,672          39,923
                                                       ------------    ------------

                                          GROSS LOSS        (13,172)         (1,923)
                                                       ------------    ------------

 OPERATING EXPENSES
 Selling cost                                                 3,870          22,198
 Technical cost                                              24,648          34,037
 Research compensation                                       19,904           7,500
 Administrative compensation                                 82,070          82,406
 Other general and administrative                            72,208          88,539
                                                       ------------    ------------

                      TOTAL OPERATING EXPENSES              202,701         234,680
                                                       ------------    ------------

OTHER INCOME (EXPENSE)
Interest income                                               4,013            --
Interest expense                                             (7,501)         (6,200)
                                                       ------------    ------------

                    TOTAL OTHER INCOME (EXPENSE)             (3,488)         (6,200)
                                                       ------------    ------------


 LOSS BEFORE INCOME TAXES                                  (219,361)       (242,803)

 PROVISION FOR INCOME TAXES                                    --              --
                                                       ------------    ------------

 NET LOSS                                              $   (219,361)       (242,803)
                                                       ============    ============

 NET LOSS PER SHARE, BASIC AND DILUTED                 $      (0.01)   $      (0.02)
                                                       ============    ============

 WEIGHTED AVERAGE SHARES OUTSTANDING                     15,012,906      11,431,661
                                                       ============    ============


                             See Accompanying notes

                   Capita Research Group, Inc. and Subsidiary
                Statements of Cash Flows for the Six Months Ended
                             June 30, 1999 and 1998
                           (Development Stage Company)

                                                                          1999         1998
                                                                       ---------    ---------
OPERATING ACTIVITIES
Net loss                                                               $(438,984)   $(772,262)
Adjustments to reconcile net loss to
net cash used in operating activities:
                  Common stock issued for salaries, rent
                     consulting and fixed assets                         158,317      331,170
                  Depreciation                                            39,532       10,149
                  Writeoff of organization cost                             --         19,638

Changes in Operating assets and liabilities:
         (Increase) decrease in:
                  Accounts receivable                                    (17,000)     (10,027)
                  Interest receivable                                     (4,013)        --
                  Other assets                                              (341)      (2,707)
                  Prepaid expenses                                       (30,780)        --
                  Accounts payable and accrued expenses                   60,428       (7,491)
                                                                       ---------    ---------

            Net cash used in operating activities                       (232,841)    (431,530)
                                                                       ---------    ---------


INVESTING ACTIVITIES
Purchase of equipment                                                    (54,326)     (22,355)
                                                                       ---------    ---------
            Net cash used in investing activities                        (54,326)     (22,355)
                                                                       ---------    ---------


FINANCING ACTIVITIES
Proceeds from issuance of common stock                                   310,754      456,890
Repayment of capital lease obligations                                    (7,140)        --
Proceeds (Repayment) of Stockholder loans                                   --         (8,966)
                                                                       ---------    ---------
            Net cash provided by financing activities                    303,614      447,924
                                                                       ---------    ---------


NET INCREASE (DECREASE) IN CASH                                           16,447       (5,961)

CASH, BEGINNING                                                           19,301       15,190
                                                                       ---------    ---------
CASH, ENDING                                                           $  35,748    $   9,229
                                                                       =========    =========


Supplemental Disclosure of Noncash Financing Activities 1998 :

3,350,273 shares of common stock were sold to Officers and Directors
   in exchange for note receivable                                     $ 837,568
Note Payable converted into common stock                                            $  60,000
Stockholder loans converted into common stock                                       $ 116,825


                             See Accompanying notes

                   Notes to Consolidated Financial Statements


         The accompanying consolidated financial statements of Capita Research Group, Inc. and its subsidiaries, reflect all adjustments and disclosures, which are, in the opinion of management, necessary for a fair presentation of interim results. The financial information has been prepared in accordance with Capita's customary accounting practices and has not been audited.

         1. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission (SEC) rules and regulations. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amount reported in the financial statements and accompanying notes. Actual results could differ from those estimates. These interim financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in Capita's Annual Report Form 10-KSB for the year ended December 31, 1998.

         2. Results of operations for the three-month and six-month periods ended June 30, 1999, are not necessarily indicative of the results to be expected for the full year.

         3. On March 10, 1999 the Company entered into an agreement with Quaker Capital Markets Group, Inc. ("Quaker"), to render advisory services to the Company in its attempt to raise up to $5,000,000 in equity capital. In connection therewith, the Company agreed to pay Quaker $10,000 in cash, $15,000 in common stock and and a percentage of equity capital raised.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     CAPITA RESEARCH GROUP, INC.
                                     Registrant
                                     Dated: August 13, 1999


                                     /s/David B. Hunter
                                     ------------------


                                     David B. Hunter
                                     President and
                                     Chief Executive Officer