Form 10QSB
period 1999-09-30
CAPITA RESEARCH GROUP INC
filed 1999-11-15
CIK 1059267

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                     ---------------------------------------

                                   FORM 10-QSB

[x] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1999

                                       or

[ ] Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the transition period from to



Commission file number     1-14025
                           --------


                           CAPITA RESEARCH GROUP, INC.
                           ---------------------------
             (Exact name of Registrant as specified in its charter)


       Nevada                                                    88-072350
 ----------------------                                 -----------------------
(State of incorporation)                               (IRS Employer ID Number)

591 Skippack Pike, Blue Bell, PA 19422                            19422
--------------------------------------                            -----
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


The number of shares outstanding of the registrant's common stock as of September 30, 1999 was 20,295,946.


                   CAPITA RESEARCH GROUP, INC. AND SUBSIDIARY
         BALANCE SHEETS AS OF DECEMBER 31, 1998 AND SEPTEMBER 30, 1999
                           (DEVELOPMENT STAGE COMPANY)

ASSETS



                                                                       September 30,     December 31,
                     CURRRENT ASSETS                                        1999            1998
                     ---------------                                   ------------      -----------

Cash                                                                   $   159,596       $ 19,301
Accounts receivable                                                         13,750          1,000
Interest receivable                                                         16,053           --
Prepaid expenses                                                            22,538          9,508
                                                                       ------------      -----------

                     Total current assets                                  211,937         29,809
                                                                       ------------      -----------

EQUIPMENT, NET                                                             153,873         92,511
                                                                       ------------      -----------
                      OTHER ASSETS
                      ------------


Notes and other receivables                                                 34,435         15,534
                                                                       ------------      -----------
Deposits                                                                      --            3,560
                                                                       ------------      -----------
                     Total other assets                                     34,435         19,094
                                                                       ------------      -----------
                                                                       $   400,245       $141,414
                                                                       ------------      -----------

                    LIABILITIES AND STOCKHOLDER'S DEFICIENCY

CURRENT LIABILITIES
-------------------

Accounts payable and accrued expenses                                  $   147,626       $186,052
Current portion of obligations capital leases                               22,639         14,261

Loan Payable                                                               300,000           --
Due to Stockholders                                                           --          100,000
                                                                       ------------      -----------
                    Total current liabilities                              470,265        300,333
                                                                       ------------      -----------
Long-term obligations under capital leases,                                 25,377          9,614
   net of current portion                                              ------------      -----------

              STOCK HOLDER'S DEFICIENCY
              -------------------------

Common Stock,  Capita Research Group, Inc,
$0.001 par value,  100,000,000 shares
authorized; Issued and outstanding,
20,295,946 shares September 30, 1999,
13,562,900 shares, December 31, 1998                                        20,296         13,563

Additional paid-in capital                                               3,857,663      2,181,114

Deficit accumulated during development stage                            (3,135,787)    (2,363,210)
                                                                       ------------      -----------
                                                                           742,171       (168,533)
Stock subscription receivable                                             (837,568)          --
                                                                       ------------      -----------
                                Total stockholders' deficiency             (95,397)      (168,533)
                                                                       ------------      -----------
                                                                       $   400,245       $141,414
                                                                       ------------      -----------

                             See Accompanying notes

                   CAPITA RESEARCH GROUP, INC. AND SUBSIDIARY

                  STATEMENTS OF OPERATIONS FOR THE THREE MONTHS
                                      ENDED
                           SEPTEMBER 30, 1999 and 1998
                           (DEVELOPMENT STAGE COMPANY)

                                                 Three Months Ended
                                                     September 30
                                                1999           1998
                                           ------------    ------------

REVENUES                                   $     22,750   $      47,500

COST OF SALES                                    67,091          41,988
                                           ------------    ------------

GROSS PROFIT LOSS                               (44,341)          5,512
                                           ------------    ------------

  OPERATING EXPENSES
   Selling                                        5,155           9,898
   Technical                                     45,389           9,787
   Research                                      13,932
   Administrative                                41,899          42,747
   Other general & administrative               194,292         127,328
                                           ------------    ------------

         TOTAL OPERATING EXPENSES               300,667         189,760
                                           ------------    ------------
OTHER INCOME (EXPENSE)
   Interest Income                               12,533            --
   Interest expense                              (1,118)         (2,654)
                                           ------------    ------------
            Total other Income (expense)         11,415          (2,654)
                                           ------------    ------------
LOSS BEFORE INCOME TAXES                       (333,593)       (186,902)
                                           ------------    ------------
Provision for Income Taxes                         --              --
                                           ------------    ------------
NET LOSS                                   $   (333,593) $     (186,902)


NET LOSS PER SHARE, BASIC AND DILUTED           $(0,02)    $      (0.01)
                                           ------------    ------------
WEIGHTED AVERAGE SHARES OUTSTANDING          19,821,545      12,717,610
                                           ------------    ------------

                             See Accompanying notes

                   CAPITA RESEARCH GROUP, INC. AND SUBSIDIARY
               STATEMENTS OF OPERATIONS FOR THE NINE MONTHS ENDED
                           SEPTEMBER 30, 1999 and 1998
                           (DEVELOPMENT STAGE COMPANY)

                                                Nine Months Ended
                                                   September 30
                                              1999           1998
                                         ------------    ------------

REVENUES                                 $     55,000    $     85,500


COST OF SALES                                 126,063          88,202
                                         ------------    ------------

GROSS PROFIT LOSS                             (71,063)         (2,702)
                                         ------------    ------------

OPERATING EXPENSES
  Selling                                      18,716          37,400
  Technical                                    89,940         151,045
  Research                                     33,836           --
  Administrative                              142,312         370,673
  Other general & administrative              420,583         388,490
                                         ------------    ------------
TOTAL OPERAT1NG EXPENSES                      705,387         947,608
                                         ------------    ------------

OTHER INCOME (EXPENSE)
   Interest Income                             16,546            --
   Interest expense                           (12,673)         (8,854)
                                         ------------    ------------
Total other Income (expense)                    3,873          (8,854)
                                         ------------    ------------

LOSS BEFORE INCOME TAXES                     (772,577)       (959,164)

Provision for Income Taxes                       --              --
                                         ------------    ------------
NET LOSS                                 $   (772,577)   $   (959,164

NET LOSS PER SHARE, BASIC AND  DILUTED          (0.05)          (0.09)
                                         ------------    ------------
WEIGHTED AVERAGE SHARES OUTSTANDING        16,244,218      10,675,763
                                         ------------    ------------


                             See Accompanying notes


                         CAPITA RESEARCH GROUP, INC. AND
                                   SUBSIDIARY
               STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED
                           SEPTEMBER 30, 1999 and 1998
                           (DEVELOPMENT STAGE COMPANY)
                                                                1999          1998
                                                             ---------    ---------

OPERATING ACTIVITIES
Net loss                                                     $(772,577)   $(772,262)
Adjustments to reconcile net loss to
 net cash used in operating activities:

             Common stock Issued for salaries, rent
              consulting and fixed assets                      271,488      331,170

             Depreciation                                       55,164       10,149

             Amortization                                         --         19,638



Changes In Operating assets and liabilities:
     (Increase) decrease In:

           Accounts receivable                                 (12,750)     (10,027)
           Interest receivable                                 (16,053)        --
           Other assets                                          3,560       (2,707)
           Prepaid expenses                                    (13,030)        --

  Increase (decrease) In:
                  Accounts payable and accrued expenses        (10,060)      (7,491)
                                                             ---------    ---------

                  Net cash used In operating activities       (494,257)    (431,530)
                                                             ---------    ---------

INVESTING ACTIVITIES
  Purchase of equipment                                        (81,695)     (22,355)
  Advances to (payment from) stockholder                       (18,901)      (8,966)
                                                             ---------    ---------
                  Net cash used in investing activities       (100,596)     (31,321)
                                                             ---------    ---------
FINANCING ACTIVITIES
  Proceeds from issuance of common stock                       445,858      456,890
  Proceeds (repayment) of stockholder loans                    300,000         --
  Repayment of capital lease obligations                       (10,710)        --
                                                             ---------    ---------

            Net cash used in Investing activities              735,148      456,890
                                                             ---------    ---------

NET INCREASE (DECREASE) IN CASH                                140,295       (5,961)

CASH, BEGINNING                                                 19,301       15,190
                                                             ---------    ---------
CASH, ENDING                                                 $ 159,596    $   9,229
                                                             ---------    ---------
SUPPLMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

3,350,273 shares of common stock were
 sold to Officers and Directors In
 exchange for a subscription note receivable             $     837,568    $    --
                                                             ---------    ---------

Conversion of notes and Accounts payable to common stack $     128,366    $ 176,825
                                                             ---------    ---------

Capital lease obligations Incurred relateds to the
acquisition of equipment                                 $      34,831         --
                                                             ---------    ---------

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

1.               Certain   information  and  note  disclosures   required  under
              generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission (SEC) rules and regulations. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. These interim financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in Capita's Form 10K-SB for the year ended December 31, 1998.

2. Results of operations for the three-month and nine-month periods ended September 30, 1999, are not necessarily indicative of the results to be expected for the full year.


3.               On March 10, 1999 the Company  entered into an  agreement  with
              Quaker Capital Markets Group, Inc. ("Quaker"), to render advisory services to the Company in its attempt to raise a currently estimated $7,500,000 in equity capital. In connection therewith, the Company paid Quaker $10,000 in cash, $15,000 in common stock and agreed to pay a percentage of capital raised. In addition, as of August 14, 1999, an agreement for a short-term note in the amount of $400,000 had been executed with an investor, with the first three installments totaling $300,000 being received by September 30, 1999. The Company received the fourth installment of $100,000 on October 18, 1999. This loan is convertible into common stock at a price of $0.25 per share. In addition the lender was granted warrants to purchase 300,000 shares of common stock at a price of $0.25 per share. This loan was obtained in order to meet the working capital needs of Capita as it seeks out additional equity financing.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended September 30, 1999 and 1998
----------------------------------------------------------------------------

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

Capita is, and has been a development stage company during the three-month periods ended September 30, 1999 and 1998. As a development stage company it has been testing and further developing its Engagement Index System sm (EI sm), which has been licensed exclusively to Capita by the National Aeronautics and Space Administration (NASA). The system measures electrical activity using an electroencephalogram (EEG) reading from the human brain and processing the results through the computer using an algorithm developed by NASA to correlate those results with the level of "involvement" by the test subject with measured activity.

Capita is using this EI sm System to measure and research communication effectiveness. Its objective is to become the leading commercial provider of customized, high performance technology systems and services, including analysis and technical support, for the real-time, objective measurement of engagement (attentiveness) for use in multiple markets.

As a development stage company it has limited marketing activity with sales of $ 22,750 and $47,500 for the three months ended September 30, 1999 and 1998, respectively. The sales in both periods were to "early adopters" of Capita's technology to measure the effectiveness of advertising material. The gross profit (loss) on these sales increased to a $44,341 loss in 1999 from a $5,521 gain in 1998. This was due to lower sales and the addition of certain fixed costs included in cost of sales, primarily due to an increase in the depreciation of testing equipment that was acquired since 1998.

The operating costs of $300,667 in 1999 compared to $189,760 in 1998 increased due to use of outside advertising and research consultants, increasing staff and expenditures for expanded technical development of the product, the Company's research effort, its legal protection of intellectual property, its raising of equity capital and its development of infrastructure.

Results of Operations for the Nine Months Ended September 30, 1999 and 1998
---------------------------------------------------------------------------

Capita is, and has been a development stage company during the nine-month periods ended September 30, 1999 and 1998. As a development stage company, it has had limited marketing activity with sales of $55,000and $85,500 for the nine-months ended September 30, 1999 and 1998 respectively. The gross profit
(loss) on these sales increased to a $71,063 loss in 1999 from a $2,702 loss in 1998. This was due to the addition of certain fixed costs in cost of sales, primarily an increase in the depreciation of testing equipment that was acquired since 1998.

The operating costs of $705,387 in 1999 were significantly less than the operating costs incurred for the nine months ended September 30, 1998 of $947,608. The decrease of $235,692 was due primarily to several expenditures incurred in 1998, which did not reoccur in 1999, which were offset in part by higher operating costs in 1999. These expenses included: approximately $105,000 of 1998 expense which was attributable to legal, accounting and other costs relating to the reverse acquisition into Royal American and the filing of the Form 10-SB/A with the SEC and the $100,000 of 1998 product development services performed by an outside contractor.



Liquidity and Capital Resources at September 30, 1999
-----------------------------------------------------

With losses expected to continue in the foreseeable future, Capita's ability to sustain operations is dependent on its ability to raise added investment capital. The Company has taken the following steps during the nine month ended September 30, 1999, to improve its liquidity and capital resources:

1. During the nine month ended September 30, 1999 Capita received cash proceeds of $445,858 from the sale of common stock.

2. The Company converted $100,000 of notes payable and $ 28,367 of other payables into its common stock.

3. The Company issued $271,488 of common stock in consideration of services rendered, inculding rent, equipment purchases, ect.

4. In March 1999, Capita entered into an agreement with Quaker Capital Markets Group, Inc. ("Quaker") in its attempt to raise a currently estimated $7,500,000. In connection therewith, the Company paid Quaker $10,000 in cash, $15,000 in common stock and agreed to pay them a percentage of capital raised.

5. In August 1999, the Company entered into a agreement with an investor for $400,000 in short-term notes, which can be converted to common stock. The Company prior to September 30, 1999 received the first three installments totaling $300,000 and the Company received the fourth installment of $100,000 in October 1999. This loan was obtained to meet the working capital needs of Capita as it seeks out additional equity financing.

     At September 30, 1999, the financial condition of the Company remained impaired with the working capital shortfall being met primarily from the proceeds of the issuance of common stock and a short-term working capital loan. The above transactions net of the operating loss had the effect of reducing the total stockholders' deficiency by $ 73,136 to a deficiency of $ 95,397 at September 30, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           CAPITA RESEARCH GROUP, INC.
                                   Registrant
Dated: November 12, 1999

                                   /s/David B. Hunter
                                   ------------------
                                   David B. Hunter
                                   President and
                             Chief Executive Officer