Form 10KSB
period 1999-12-31
CAPITA RESEARCH GROUP INC
filed 2000-03-30
CIK 1059267

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                   ANNUAL REPORT UNDER SECTION 13 or 15 (D) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                 Commission file number
December 31, 1999                                                        1-14025
-----------------                                                        -------

                           CAPITA RESEARCH GROUP, INC.
                           ---------------------------
             (Exact name of Registrant as specified in its charter)

               Nevada                                   88-0072350
               ------                                   ----------
      (State of incorporation)                     (IRS Employer ID Number)

          591 Skippack Pike, Blue Bell, PA 19422             19422
          --------------------------------------             -----
         (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code: (215) 619-7777

Securities registered pursuant to Section 12 (b) of the Exchange Act:

None

Securities registered pursuant to Section 12 (g) of the Exchange Act:

       Title of Class                       Number of Shares Outstanding as of
                                                      March 16, 2000
-----------------------------                         --------------
Common Stock, $.001 par value                           21,705,946

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
YES [X]   NO  [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

Issuer's revenues for its most recent fiscal year:  $64,500.

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last sale price on March 16, 2000 is approximately $23,227,080.

                                     PART I

ITEM I - DESCRIPTION OF BUSINESS

         Capita Research Group, Inc., ("Capita" or the "Company") is a Nevada corporation, which was created as the result of an exchange transaction between Royal American Mining Properties, Ltd. and NextGen Systems, Inc., a Pennsylvania corporation ("NextGen")(Capita's Predecessor) on January 30, 1998. The Company has the exclusive license with the National Aeronautics and Space Administration ("NASA") for software, which measures a test respondent's EEG, or brain wave impulse, when subjected to sound or pictures. This software then converts the raw brain wave data into an index, which indicates the respondent's level of interest, or lack of interest, also called "engagement", with the stimuli. The Company believes that it has the only commercial operating system of this nature and is using it for testing services in the media, advertising and entertainment industries, as well as in pharmaceutical market research.

         On January 27, 1998 the Company known as Royal American Mining Properties, Ltd. ("Royal") entered into an Exchange Agreement under the terms of which on January 30, 1998 Royal acquired all the issued and outstanding shares of NextGen in exchange for shares of Royal's common stock. Royal issued 8,622,000 shares (90%) of its common stock to an Exchange Agent for the shareholders of NextGen and in return received all the issued and outstanding shares of NextGen. Under the terms of this Exchange Agreement, Royal's management and majority shareholders then effected a two for one forward split of Royal's remaining common stock. Accordingly, Royal's shareholders were entitled to two shares of the Company's common stock for every Royal share they owned. The Company's name also was changed to Capita Research Group, Inc.

         As of March 16, 2000, 21,705,946 shares of the Company's authorized common stock were issued and outstanding.

         To management's knowledge, the Company has not been subject to bankruptcy, receivership or any similar proceedings.

Forward - Looking Statements

         This report contains forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended), representing the Company's current expectations and beliefs concerning future events. When used in this report, the words "believes," "estimates," "plans," "expects," "intends," "anticipates," and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties related to and including, without limitation, the Company's ability to obtain sufficient financing, market acceptance of the Company's technology, competition from well-established and well-funded competitors, the recruitment and retention of qualified personnel, general economic conditions, changes in governmental rules and regulations applicable to the Company, and other risks set forth in this report and in the Company's other filings with the Securities and Exchange Commission. These risks and uncertainties are beyond the ability of the Company to control, in many cases, and the Company cannot predict the risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements.

Business of Issuer

         We are a technology company that designs and markets systems and services that are used in research to measure communication effectiveness. We do this by measuring the psycho-physiological engagement of an individual to various forms of communication. The basic technology is licensed under an exclusive agreement from NASA to measure electrical activity using an electroencephalogram (EEG) in the human brain and processing the results through the computer using an algorithm developed by NASA. Our mission is to become the leading commercial provider of customized, high performance technology systems and services, including analysis and technical support, for the real-time, objective measurement of engagement for use in multiple markets.

         We are in the development stage. We are in the process of obtaining patents for our hardware and software technology. Using this technology in communications research, we are developing systems to evaluate individual engagement while watching television and plan to develop systems to test and measure individual engagement with print media advertising, package design, and Internet web sites. We will market this technology as a testing service with particular focus on the television advertising industry. We will provide our clients test results, which determine whether the test subjects are mentally engaged by the media being viewed.

         This type of testing is referred to as "copy testing" or "advertising testing" research. In addition to general interviews about consumer preferences, at present there are two principal methods of conducting such tests. The first is the use of a meter, or dial, by which the test subject indicates his positive (or negative) reaction associated with the test material. The second method of testing is performed by companies specializing in focus group measurement, whereby a group of demographically selected test subjects views a program and is then asked a series of questions to determine interest or lack of interest. A substantial volume of advertising research activity is conducted with what is referred to as "syndicated research", whereby the creatives of various advertisers are pooled in common projects, creating multiple testing slots inside of a single project. Syndicated research is principally conducted through distributed testing in the home, over unused cable TV channels or by mailing video cassettes to panel respondents which erase themselves automatically after a single playing, followed by the administration of questionnaires delivered to the respondent, or by simultaneous or next day interview of the respondent by telephone. Some syndicated research is conducted in central facilities. By doing syndicated research, the cost of a research project is spread across a number of clients, making the research work more economical to each client company, and more profitable to the research company. These forms of testing constitute a well-established industry, although there is much debate within the media industry about the reliability of these tests due to the subjective nature of measuring viewer response and due to the tendency of some test subjects to follow strong and vocal leaders.

         Our method of using brain wave measurement technology differs from standard industry methods in that it monitors brain activity objectively during respondents' testing and converts the measured activity into what we call the Engagement Index(TM). Testing allows an advertiser to evaluate consumer engagement to its commercials on a second-by-second basis.

         Based on early marketing results, we believe that we can stimulate significant demand for our objective and passive form of test subject measurement. Although other means of psycho-physiological measurement have been used to test advertising material, management believes that no method comparable to the Company's EEG measurement exists in the marketplace.

         We have been developing line extensions of the technology into additional industries during the past year. There has been a version of the Capita ETS(TM) print media system developed for the conducting of pharmaceutical market research of doctor detail creatives. We are also completing a new system to manage custom and syndicated research of Internet web creatives, such as web pages, banners, and other web objects.

         We introduced a version of the Capita ETS(TM) in the fall of 1999, which operates in a networked environment, offering the ability to test multiple respondents during one simultaneous session. This innovation has greatly improved the economics of the technology from the Company's standpoint, in terms of utilization of staff time, facilities and working capital.

         We intend to offer line extensions of the foundation operating system, so that the Capita ETS(TM) can function on a variety of computer operating system platforms. We are also developing an inventory of data modeling systems and project management methodologies to more closely tailor the technology to the specific needs of clients.

         Over time, we intend to offer additional analyses to the Engagement Index(TM), to give a more complete view of the findings of a project. With the introduction of the Capita ETS(TM) networked operating system in the fall of 1999, which offers the ability to test multiple respondents simultaneously, the utility and marketability of the technology has improved significantly.

Marketing

         We are primarily marketing our testing services to:

         o   the  established  research  industry,   as  a  complement  to  that
             industry's existing research methods;

         o advertising agencies, as a tool to help refine creative content and strategy;

         o advertising clients, principally consumer products companies and pharmaceutical companies;

         o media companies, such as television networks, cable networks, Internet media companies, and print media companies; and

         o commercial, industrial and professional clients who wish to measure engagement in certain business settings or situations.

         We reach prospects through initial phone or mail contact, referrals, networking, industry publications, public relations, and the hiring of outside media and marketing consultants, nearly all of which are followed by presentations directly in client offices, or by visits to the company's headquarters by clients or prospects. In addition, our personnel regularly attend industry trade shows to develop a network of prospects and generate broader exposure. We also receive some inquiries from our newly deployed web site, as well as a flow of RFP's (requests for proposals) from prospective clients on a regular basis.

         During the past two years, we have established a base of customers in the following categories: beverage companies, principally beer; pharmaceutical companies; television networks; advertising agencies; small to mid-sized research companies; media research organizations which operate as subsidiaries of agencies; Internet advertising agencies and web development companies; print media companies; and direct response television agencies and advertisers. There has been relatively little repeat business to date, which the Company believes is due to lack of marketing, research and technology infrastructure, as well as because of the highly advanced nature of the Company's technology as it is being introduced into a traditionally slow-to-change industry. Most of the Company's projects to date have been conducted with clients who are characterized as innovators in their respective companies and industries. It is expected that this will continue for the foreseeable future.

         We have had incidental revenues during the year and a half that the product has been offered in the market. Many projects conducted for clients in the early stages were performed without compensation, the Company paying for all costs, in order to get the technology into distribution. During the past year, more projects have been revenue producing than not. We have gradually been upgrading the scope of our product and service offerings, as technical innovations and client feedback have become available. We expect to increase the ratio of revenue producing projects to total projects conducted over time, although there is no assurance that this can be achieved. Due to our unique position in the research industry, we expect to continue conducting non-revenue producing projects on an ongoing basis, either for R&D purposes, for marketing promotion to launch the technology into additional fields, or to make available pro bono engagement research for publication by leading marketing, Internet or research trade organizations in new fields of use. It is the position of management that these ongoing non-paid projects help promote the market penetration of the technology over time.

         The limited progress in producing meaningful revenues to date is generally due to the lack of adequate capital to fund expansion of operations, marketing and staffing in a highly complex line of business.

         We have conducted virtually no advertising to date, other than limited direct mail, email campaigns and our web site, due to the lack of available funding. We have recently hired a local agency specializing in multimedia creative development and distribution to upgrade our presentation materials, and for placement of trade advertising. We have also recently hired a public relations firm to increase exposure in trade publications as well as in mass media outlets. We have an ongoing relationship with a leading web development company to create and maintain our web site, and to develop new web sites for targeted marketing. While only limited funds are available for this purpose at present, we are optimistic that these new initiatives will increase the awareness of our technology in the research marketplace, although there is no assurance that this will occur.

Competition

         We face well-established and well-funded competition. Our principal competition consists of entities within the opinion research industry which provide a third party testing service either to advertising agencies or directly to the advertising client. Often, agencies own their own dedicated research company. According to Advertising Age, in 1998, combined revenue from research companies exceeded $4.5 billion in the US and $8.0 billion worldwide. The top five companies in this group are:

                                                       1998 Revenue (Millions)
                                                       -----------------------

         Company                                        US             Worldwide
         -------                                        --             ---------
         IMS Health                                  $412.3           $1,084.0
         Nielsen Media Research                       401.9              401.9
         Information Resources Inc.                   397.0              511.3
         AC Nielsen Corp.                             390.4            1,425.4
         VNU Marketing Information Services           343.0              428.0

         We intend to compete against these established research entities on the basis of technology differentiation, test reliability and pricing. As mentioned above, management believes that the Company's technology and testing methodology are incomparable as to the nature and composition of our test results. Management further believes that measurements of engagement, developed with scientific objectivity, will provide a competitive advantage in an industry seeking more in depth analysis beyond subjective results.

         In addition to established competition, we also face uncertainty regarding acceptance of, and demand for, our method of advertising and market research testing. Our method represents a new development in an established industry. Advertising researchers may be slow to accept the Company's method of testing, or may reject it.

Research and Development

         We are in the development stage. Research and development of our products and services can be divided into several categories:
         o   development of the Capita ETS(TM)operating system;

         o data modeling and data interpretation of data produced by the technology;

         o   research project methodology development; and

         o   development  of  software  and  databases  to  support  the  Capita
             ETS(TM).

         The Capita ETS(TM) operating system is a series of hardware and software components, methods and procedures which produce the Engagement Index(SM) and other measures synchronized with marketing and communications media being tested. This operating system requires ongoing research and development for ways to enhance, debug, miniaturize, and increase ease of use. We retain a roster of engineers, scientists, and consulting firms to make such improvements and modifications, and regularly implement updates to our technology.

         Recently, we embarked on a major effort to substantially improve the data modeling of information produced by our technology. There is no assurance that these expenditures will result in increased market penetration or acceptance of the technology.

NASA License

         We were granted two successive modifications to the original license agreement granted to us on August 4, 1997. The first modification in 1998 expanded the field of use to include all forms of advertising, media and entertainment. The second modification, granted in the fall of 1999, expanded the field of use to include "all fields." In addition, the second modification increased the expiration date of the license from five years from the date of the license, extending it to the greater of the life of the patent (20 years from the date of the patent application, which was in 1996), or in the event that the patent does not issue, the life of the software copyright, which in the case of the NASA technology, is 75 years from the filing date of 1996.

         We are obligated to pay an annual licensing fee of $15,000 to NASA upon each annual renewal of the CREW license in July of each year. We are also required to pay 50% of any consideration received from any sublicensees in consideration for any sublicense granted for the licensed product. We have filed all annual reports and paid all licensing fees to date on a timely basis, and are in compliance with all contractual provisions under the license.

Production and Manufacturing

         We require specialized hardware for our operations. Our employees and contractors manufacture such hardware. Systems and technology are built and assembled by company personnel as needed.

Intellectual Property

         We are in the process of applying for a number of patents pertaining to our technology. We have a number of trademarks and servicemarks on trade names used in our operations and marketing. All such trademarks and servicemarks are under US Trademark filings applied for. All computer software code used by us is under software source code copyrights filed with the US Trademark and Copyright office. Although we believe that such patents, trademarks, servicemarks and copyrights will be adequate to protect our business, there can be no assurance that they will do so.

         We have a number of patents on technology under development, and additional intellectual property exceeding patents filed to date. We maintain a policy of applying for patents, trademarks, and intellectual property copyrights prior to offering any product or service for sale, in order to retain worldwide ownership rights. This is necessary because virtually all of our asset value is in our intellectual property rights and technical know-how. There is no assurance that these policies will adequately protect our intellectual property. See also "NASA License," above.

Personnel

         We employ 12 full time employees in our Blue Bell, Pennsylvania headquarters. We also do business with several independent contractors who perform services on an "as needed" basis.

Insurance

         We maintain errors and omissions insurance, as well as general liability insurance, to cover our risk involving general business operations. We also maintain directors and officers liability insurance to cover risk of shareholder and other litigation. We have been advised by counsel that coverage of any claims arising from any current or future litigation involving Michael Kline (see "Legal Proceedings" below) are excluded under our D&O policy, inasmuch as this dispute has been classified as a pre-existing condition at the time of the policy application. At present we do not have any key man insurance contemplated, applied for or in force for any of our officers or other personnel.

Investment Banking Relationships

         In March 1999, we entered into an agreement with Quaker Capital Markets Group, Inc. ("Quaker") to solicit equity funding on our behalf on a best efforts basis. Since that time, Quaker was successful in obtaining bridge loan financing during the fall of 1999 in an amount totaling $400,000 from a private investor, as disclosed below. The agreement with Quaker had a term of one year expiring on March 12, 2000. The Company decided not to renew the agreement with Quaker in light of the unsolicited funds received in January. We are currently in talks with a number of investment banking firms for a possible equity funding or joint venture arrangement. There can be no assurance that we will be successful in obtaining any such equity funding or joint venture arrangements.

Recent Investment Development

         We were approached on an unsolicited basis by AIG SoundShore Funds in late December 1999 regarding an interim equity financing. This initiative resulted in the closing of a private placement of units for an initial cash investment of $500,000 on January 6, 2000. The units consisted of 1,000,000 shares of common stock at $.50 per share, 1,000,000 class "A" warrants to purchase shares of common stock at $.50 per share for five years, and 1,000,000 class "B" warrants to purchase shares of common stock at $1.00 per share for five years. In addition, we closed a second private placement of 260,000 units for an initial cash investment of $130,000 by certain additional investors on January 21, 2000. The second private placement also consisted of 260,000 class "A" warrants to purchase shares of common stock at $.50 per share for five years, and 260,000 class "B" warrants to purchase shares of common stock at $1.00 per share for five years. We were required under these private placements to file a registration statement to register the common stock and the common stock underlying the warrants. All such securities were issued in transactions not involving any "public offering" within the meaning of Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), in reliance on Rule 506 under the Securities Act. The Company obtained representations from all investors to the effect that they are "accredited investors" as defined in Rule 501(a) under the Securities Act.

         Because of piggyback rights granted to a private investor under the bridge loan secured by Quaker, an additional 1,600,000 shares of common stock were included under this registration statement. The private investor, James R. Salim, has advised us that he intends to convert his bridge loan into common stock and exercise his registration rights. The same investor also indicated that he intends to exercise his 300,000 stock warrants for common stock.

ITEM 2 - DESCRIPTION OF PROPERTY

         Listed below are our principal offices. These properties are leased under a non-cancelable operating lease providing for minimum future annual rental payments of $92,712 and $96,745 for 2000 and 2001, respectively.

Location                          Square Feet             Lease Expiration
--------                          -----------             ----------------

591 Skippack Pike, Suite 300         4,939                  December 2001
593 Skippack Pike, Suite 100
Blue Bell, Pennsylvania

         We believe our facilities are well maintained and are of adequate size for our present needs and planned expansion in the near future.

ITEM 3 - LEGAL PROCEEDINGS

         Michael Kline, one of our former officers and directors, has brought an action against us, our subsidiary, Capita Systems, Inc., and David Hunter, alleging that he was not paid wages which he was due and that he was not reimbursed for expenses which he incurred in connection with his service to the Company. Mr. Kline is seeking approximately $90,000 plus interest, fees and costs. We believe that we have meritorious defenses to this action, and we intend to vigorously defend against these claims. We have also asserted a counterclaim against Mr. Kline seeking in excess of $100,000.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable

                                     PART II

ITEM 5 -          MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company commenced trading on the OTC Electronic Bulletin Board on August 3, 1998 under the symbol "CEEG", to date, there has been only sporadic trading in the Company's common stock. As of December 31, 1999, the Company had 1,013 holders of record of its common stock. The Company has 15 listed market-makers, and the trading ranges by quarter for the year were as follows:

Calendar Year                               High               Low
                                            ----               ---
1999
First Quarter                               $0.38             $0.13
Second Quarter                              $0.38             $0.06
Third Quarter                               $2.19             $0.06
Fourth Quarter                              $1.94             $0.88
1998
Third Quarter(from Aug 3, 1998)             $0.31             $0.01
Fourth Quarter                              $0.38             $0.03

See Item 1 "Description of Business - Recent Investment Development" for a description of recent sales of unregistered securities.

ITEM 6-  SELECTED FINANCIAL DATA

         The following selected consolidated financial data have been derived from the audited financial statements of Capita Research Group, Inc. The selected financial data should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Form 10-KSB.

STATEMENT OF OPERATIONS DATA:

                                           Year Ended December 31,
                   ---------------------------------------------------------------
                       1999                1998                1997              1996
                       ----                ----                ----              ----
Net sales          $     64,500    $       85,500        $     81,894    $        360,654

Net loss           $ (1,203,719)   $   (1,160,682)       $   (689,280)   $       (398,975)

Loss per share     $      (0.07)   $        (0.10)       $      (0.40)   $          (0.39)

Weighted average     17,307,956        11,380,306           1,736,458           1,034,658
number of shares
outstanding


                                          Year Ended December 31,
                                ------------------------------------------------------
                                      1999          1998           1997         1996
                                      ----          ----           ----         ----

BALANCE SHEET DATA:

          Total assets          $   304,773   $   141,414     $   126,840   $  144,764

          Working capital       $  (756,567)  $  (270,524)    $  (429,609)  $ (278,243)

          Long-term debt        $    43,393   $    23,895     $      --     $      --
          (including current
          portion)

          Stockholders'         $  (528,538)  $  (168,533)    $  (319,959)  $ (162,319)
          deficiency

ITEM 7- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS: YEAR ENDED DECEMBER 31, 1999, COMPARED WITH YEAR ENDED DECEMBER 31, 1998

         Capita has been a development stage company since its inception. As a development stage company, it has had limited marketing activity with sales of $64,500 and $85,500 for the twelve-months ended December 31, 1999 and 1998, respectively. The sales in both periods were to "early adopters" of Capita's technology to measure the effectiveness of advertising materials. These "early adopters" received our product at an aggressive price, in return for the competitive advantage of being the first to use the product. The gross profit
(loss) on these sales increased to a $64,700 loss in 1999 from a $40,300 loss in 1998. This was due to lower sales and the addition of certain fixed costs included in cost of sales, primarily due to an increase in the depreciation of testing equipment that was acquired since 1998.

         The operating costs of $1,119,300 in 1999 were greater by $28,900 than the operating costs incurred for the twelve months ended December 31, 1998. The increase was attributable to research and development expense of $133,600 due to the introduction of the Capita ETS(TM) operating system during 1999, which operates in a networked environment, offering the ability to test multiple respondents during one simultaneous session. Research and development for the twelve months ended December 31, 1999 was $236,100, as compared to $102,500 for the comparable period of 1998. Operating costs also increased due to investor relations, financing fees, and depreciation expense, which were partially offset by several expenditures incurred in 1998, which did not reoccur in 1999. These expenses included: approximately $105,000 of 1998 expense which was attributable to legal, accounting and other costs relating to the reverse acquisition into Royal American and the filing of the Form 10-SB/A with the SEC.

RESULTS OF OPERATIONS: YEAR ENDED DECEMBER 31, 1998, COMPARED WITH YEAR ENDED DECEMBER 31, 1997

         As disclosed in the Company's Form 10-SB/A filed in July 1998, Media Solutions International (MSII) (a predecessor of Capita) licensed the rights from Media Solutions Inc. (also a predecessor of Capita) to continue the development and selling of MediaLink. MediaLink is a software system used by marketers to manage direct response television advertising campaigns. The MediaLink product line was sold to Columbine/JDS Systems, Inc. ("Columbine") in July 1997, for a contract which would pay out potential future profits to the Company from the sale of products and services marketed with the MediaLink software that Columbine acquired. To date, no revenues have been paid to the Company by Columbine, which claims that MediaLink has not been profitable for it.

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

LIQUIDITY AND CAPITAL RESOURCES AT DECEMBER 31, 1999

         With losses expected to continue in the near future, Capita's ability to sustain operations is dependent on its ability to raise added investment capital. The Company has taken the following steps during the twelve months ended December 31, 1999, to improve its liquidity and capital resources:

1. During the twelve months ended December 31, 1999 Capita received cash proceeds of $417,858 from the sale of common stock.

2. The Company converted $100,000 of notes payable and $ 31,384 of other payables into its common stock.

3. The Company issued $297,488 of common stock in consideration of services rendered, including rent, equipment purchases, etc.

4. In March 1999, Capita entered into a one year agreement with Quaker Capital Markets Group, Inc. ("Quaker") in its attempt to raise a then currently estimated $7,500,000. In connection therewith, the Company paid Quaker $10,000 in cash, $15,000 in common stock and agreed to pay them a percentage of capital raised. The Company decided not to renew the agreement with Quaker in light of the unsolicited funds received in January. We are currently in talks with a number of investment banking firms for a possible equity funding or joint venture arrangements.

5. In August 1999, the Company entered into an agreement with an investor for $400,000 in short-term notes, which can be converted to common stock. This loan was obtained to meet the working capital needs of Capita as it seeks out additional equity financing. On January 27, 2000, the same investor indicated that he intends to convert his convertible promissory note into 1,600,000 shares of common stock at a purchase price of $0.25 per share. On March 10, 2000, the investor also indicated his intent to exercise his 300,000 stock warrants for common stock for an aggregate purchase price of $75,000.

         At December 31, 1999, the financial condition of the Company remained impaired with the working capital shortfall being met primarily from the proceeds of the issuance of common stock and a short-term working capital loan. The above transactions net of the operating loss had the effect of increasing the total stockholders' deficiency by $ 360,005 to a deficiency of $528,538 at December 31, 1999.

Year 2000 Compliance Disclosure

         On January 1, 2000, the Company did not incur any impact on its products, equipment, computer systems and applications as a result of the Year 2000 issue. The Company attributes this to its Year 2000 readiness efforts. Although the Company did not experience any problems related to the Year 2000 issue, there can be no assurance that problems relating to the Year 2000 issue will not manifest themselves in the future.

ITEM 8-  FINANCIAL STATEMENTS

         The Company's financial statements for the years ended December 31, 1999, 1998 and 1997 are attached to this report commencing with page F-1.

                   CAPITA RESEARCH GROUP, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                                   YEARS ENDED
                        DECEMBER 31, 1999, 1998 AND 1997

                   CAPITA RESEARCH GROUP, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997




                                TABLE OF CONTENTS

                                                                PAGE(s)
                                                                -------

INDEPENDENT AUDITORS' REPORT                                       F-1
CONSOLIDATED BALANCE SHEETS                                        F-2
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS                 F-3
CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS                 F-5
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                                                                F-6 - F-21

                          INDEPENDENT AUDITORS' REPORT

Directors and Shareholders
Capita Research Group, Inc.
(A Development Stage Company)
Blue Bell, Pennsylvania

        We have audited the accompanying consolidated balance sheets of Capita Research Group, Inc. and Subsidiary (Formerly NextGen Systems, Inc. and Subsidiary and Affiliate) (a development stage company) as of December 31, 1999 and 1998 and the related consolidated statements of operations, changes in stockholders' deficiency, and cash flows for each of the two years then ended, and the combined statements of operations, changes in stockholders' deficiency and cash flows for NextGen Systems, Inc. and Subsidiary and Media Solutions International, Inc. (an affiliate) (development stage companies) for the year ended December 31, 1997. These consolidated and combined financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the financial position of Capita Research Group, Inc. and Subsidiary (a development stage company), as of December 31, 1999 and 1998 and the results of their operations, and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company is a development stage company with no significant operating results to date and has suffered recurring losses which raise substantial doubt about their ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                  By:/s/Rudolph, Palitz LLC
                                                  -------------------------
                                                  RUDOLPH, PALITZ LLC




February 25, 2000
Blue Bell, Pennsylvania

                   CAPITA RESEARCH GROUP, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1999 AND 1998

                                     ASSETS

                                                                   1999           1998
                                                              -----------    -----------
 CURRENT ASSETS
   Cash                                                       $     4,840    $    19,301
   Prepaid expenses                                                20,424          9,508
   Accounts and other receivables                                  28,094          1,000
                                                              -----------    -----------
           Total current assets                                    53,358         29,809
                                                              -----------    -----------
PROPERTY AND EQUIPMENT, NET                                       209,687         92,511
                                                              -----------    -----------
OTHER ASSETS
   Due from stockholder                                            40,235         15,534
   Deposits                                                         1,493          3,560
                                                              -----------    -----------
           Total other assets                                      41,728         19,094
                                                              -----------    -----------
                                                              $   304,773    $   141,414
                                                              ===========    ===========
                   LIABILITIES AND STOCKHOLDERS' DEFICIENCY



CURRENT LIABILITIES
   Accounts payable and accrued expenses                      $   369,918    $   186,052
   Current portion of obligations under capital leases             20,007         14,281
   Due to stockholders                                            420,000        100,000
                                                              -----------    -----------
           Total current liabilities                              809,925        300,333
                                                              -----------    -----------
LONG-TERM OBLIGATIONS UNDER CAPITAL LEASES,
   NET OF CURRENT PORTION                                          23,386          9,614
                                                              -----------    -----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIENCY
   Common stock, Capita Research Group, Inc.
       $.001 par value, 100,000,000 shares authorized;
       20,295,946, and 13,562,900 issued and outstanding
       at December 31, 1999 and 1998, respectively                 20,296         13,563
   Additional paid-in capital                                   3,855,663      2,181,114
   Deficit accumulated during development stage                (3,566,929)    (2,363,210)
                                                              -----------    -----------
                                                                  309,030       (168,533)
   Stock subscription receivable                                 (837,568)          --
                                                              -----------    -----------
           Total stockholders' deficiency                        (528,538)      (168,533)
                                                              -----------    -----------
                                                              $   304,773    $   141,414
                                                              ===========    ===========

          See Notes to Consolidated and Combined Financial Statements.

                   CAPITA RESEARCH GROUP, INC. AND SUBSIDIARY
                          (A Development Stage Company)

               CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

                   YEARS ENDED DECEMBER 31,1999,1998 AND 1997

                                                         1999           1998              1997
                                                    (Consolidated)   (Consolidated)     (Combined)
                                                    ------------    ------------    ------------
REVENUES                                            $     64,500    $     85,500    $     81,894
COST OF REVENUES                                         129,154         125,826          96,100
                                                    ------------    ------------    ------------
GROSS LOSS                                               (64,654)        (40,326)        (14,206)
OPERATING EXPENSES
     Selling                                              88,616          47,425          31,947
     Technical                                           135,345         195,189          81,725
     Production                                           55,357            --              --
     Administrative and general                          204,982         405,129         154,365
     Other                                               634,969         442,631         387,585
                                                    ------------    ------------    ------------
         Total operating expenses                      1,119,269       1,090,374         655,622
                                                    ------------    ------------    ------------
LOSS FROM OPERATIONS                                  (1,183,923)     (1,130,700)       (669,828)
                                                    ------------    ------------    ------------
OTHER INCOME (EXPENSE)
     Interest income                                      29,263            --              --
     Interest expense                                    (49,059)        (29,982)        (19,452)
                                                    ------------    ------------    ------------
         Total other income (expense)                    (19,796)        (29,982)        (19,452)
                                                    ------------    ------------    ------------
LOSS BEFORE INCOME TAXES                              (1,203,719)     (1,160,682)       (689,280)
INCOME TAXES                                                --              --              --
                                                    ------------    ------------    ------------
NET LOSS                                            $ (1,203,719)   $ (1,160,682)   $   (689,280)
                                                    ============    ============    ============
NET LOSS PER SHARE, BASIC AND DILUTED               $      (0.07)   $      (0.10)   $      (0.40)
                                                    ============    ============    ============
WEIGHTED AVERAGE SHARES OUTSTANDING                   17,307,956      11,380,306       1,736,458
                                                    ============    ============    ============


          See Notes to Consolidated and Combined Financial Statements.

                   CAPITA RESEARCH GROUP, INC. AND SUBSIDIARY
                          (A Development Stage Company)

   CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

                   YEARS ENDED DECEMBER 31,1999,1998 AND 1997


                                                                                  MEDIA SOLUTIONS            CAPITA RESEARCH
                                                NEXTGENSYSTEMS,INC.             INTERNATIONAL,INC.               GROUP,INC.
                                             NUMBER OF       DOLLAR          NUMBER OF        DOLLAR       NUMBER OF     DOLLAR
            .                                 SHARES         AMOUNT           SHARES          AMOUNT         SHARES      AMOUNT
                                            ----------     ----------       ----------     ----------    ----------     ----------
Balance,
  January 1,1997                                   500    $       500      1,926,750    $    19,268           --     $      --
Issuance of stock                              337,350        337,350           --             --             --            --
Issuance of stock                                 --             --           38,850            388           --            --
Stock redemption
  and retirement                                  --             --         (705,500)        (7,055)          --            --
Stock redemption
  and retirement                                  (415)          (415)          --             --             --            --
                                            ----------     ----------       ----------     ----------    ----------     ----------
Net loss
Balance,
  December 3l, 1997                            337,435        337,435      1,260,100         12,601           --            --
Exchange and reorganization:
  issuance of common stock
     in exchange for
     debt obligations (Note 1)                 218,485        218,485         10,000            100           --            --
  Issuance of common stock
     in exchange for
     shares of M Sll in
     connection wth the
     merger of January
     12, 1998 (Note 1)                       1,099,250      1,099,250       (219,850)        (2,199)          --            --
  Redemption of shares
     in NextGen and
     MSII for no consideration
    (Note l)                                       (85)           (85)    (1,050,250)       (10,502)          --            --
  Issuance of stock                             72,000         72,000           --             --             --            --
  Issuance of shares in Royal
     in exchange for
     shares of NextGen in
     connection with the
     merger of January
     29,1998 (Note 1)                       (1,727,085)    (1,727,085)          --             --        9,580,000         9,580

  Issuance of stock                               --             --             --             --        3,982,900         3,983
                                            ----------     ----------       ----------     ----------    ----------     ----------

Net loss
Balance,
  December 3l , 1998                              --             --             --             --       13,562,900        13,563
  Issuance of common
     stock in exchange for
     debt obligations (Note 1)                    --             --             --             --          525,537           525
  Issuance of stock                               --             --             --             --        6,207,509         6,208
  Issuance of warrants (Note 10)                  --             --             --             --             --            --
  Common stock subscribed                         --             --             --             --             --            --
Net loss                                          --             --             --             --             --            --
                                            ----------     ----------       ----------     ----------    ----------     ----------
Balance,
  December 31,1999                                --      $      --             --      $      --       20,295,946   $    20,296
                                            ==========     ==========       ==========     ==========   ===========      =========



                                      F-3A



                                                                                       DEFICIT
                                                                                    ACCUMULATED
                                                      ADDITIONAL      STOCK           DURING
                                                       PAID-IN     SUBSCRIPTION     DEVELOPMENT
                                                       CAPITAL      RECEIVABLE      STAGE PERIOD       TOTAL
                                                       -------      ----------      ------------       -----
Balance,
  January 1,1997                                     $   331,161   $      --      $  (513,248)   $  (162,319)
Issuance of stock                                           --            --             --          337,350
Issuance of stock                                        193,902          --             --          194,290
Stock redemption
  and retirement                                           7,055          --             --             --
Stock redemption
  and retirement                                             415          --             --             --
Net loss                                                    --            --         (689,280)      (689,280)
Balance,
  December 3l, 1997                                      532,533          --       (1,202,528)      (319,959)
Exchange and reorganization:
  issuance of common stock
     in exchange for
     debt obligations (Note 1)                            24,900          --             --          243,485
 Issuance of common stock
     in exchange for
     shares of M Sll in
     connection wth the
     merger of January
     12, 1998 (Note 1                                      2,199          --             --        1,099,250
 Redemption of shares
     in NextGen and
     MSII for no consideration
     (Note l)                                             10,587          --             --             --
 Issuance of stock                                          --            --             --           72,000
 Issuance of shares in Royal
    in exchange for
    shares of NextGen in
    connection with the
    merger of January
    29,1998 (Note 1)                                     618,155          --             --       (1,099,350)
  Issuance of stock                                      992,740          --             --          996,723
Net loss                                                    --            --       (1,160,682)    (1,160,682)
                                                      ----------    ----------     ----------     ----------
alance,
  December 3l , 1998                                   2,181,114          --       (2,363,210)      (168,533)
  Issuance of common
     stock in exchange for
     debt obligations (Note 1)                           130,859          --             --          131,384
  Issuance of stock                                    1,517,690          --             --        1,523,898
  Issuance of warrants (Note 10)                          26,000          --             --           26,000
  Common stock subscribed                                   --        (837,568)          --         (837,568)
Net loss                                                    --            --       (1,203,719)    (1,203,719)
                                                      ----------    ----------     ----------     ----------
Balance,
  December 31,1999                                   $ 3,855,663   $  (837,568)   $(3,566,929)   $  (528,538)
           =======                                   ===========   ===========    ===========    ===========


                     CAPITA RESEARCH GROUP, INC. AND SUBSIDIARY
                            (A Development Stage Company)

               CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

                   YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                                     1999           1998          1997
                                                                              (Consolidated)   (Consolidated)   (Combined)
                                                                               ------------     ------------    -----------
OPERATING ACTIVITIES
                  Net loss                                                     $(1,203,719)   $(1,160,682)   $  (689,280)
                  Adjustments to reconcile net loss to
                      net cash used in operating activities:
                         Stock and warrants issued for salaries and services       297,488        460,208           --
                         Depreciation                                               73,999         33,816         28,007
            Amortization                                                            14,980         27,449         14,370
     Changes in operating assets and liabilities:
         (Increase) decrease in:
            Accounts and other receivables                                         (27,093)         1,000         26,201
            Other assets                                                             2,067          1,369         (1,126)
            Prepaid expenses                                                       (10,916)        (9,508)          --
         Increase (decrease) in:
            Accounts payable and accrued expenses                                  212,233         25,044        100,057
                                                                               -----------    -----------    -----------
                Net cash used in operating activities                             (640,961)      (621,304)      (521,771)
                                                                               -----------    -----------    -----------
INVESTING ACTIVITIES
     Purchase of equipment                                                        (169,449)       (16,255)       (34,977)
     Advances to stockholder                                                       (24,701)       (15,534           --
                                                                               -----------    -----------    -----------
                Net cash used in investing activities                             (194,150)       (31,789)       (34,977)
                                                                               -----------    -----------    -----------
FINANCING ACTIVITIES
     Proceeds from issuance of stock                                               417,858        675,075        531,640
     Proceeds from note payable                                                       --             --           60,000
     Proceeds from (repayment of) stockholder loans, net                           420,000         (8,966)          --
     Repayment of capital lease obligations                                        (17,208)        (8,905)          --
     Repayment of loans                                                               --             --          (20,341)
                                                                               -----------    -----------    -----------
                Net cash provided by financing activities                          820,650        657,204        571,299
                                                                               -----------    -----------    -----------
NET (DECREASE) INCREASEIN CASH                                                     (14,461)         4,111         14,551
CASH, BEGINNING                                                                     19,301         15,190            639
                                                                               -----------    -----------    -----------
CASH, ENDING                                                                   $     4,840    $    19,301    $    15,190
                                                                               ===========    ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Capital lease obligations incurred related to the
     acquisition of equipment                                                  $    36,706    $    32,800    $      --
                                                                               ===========    ===========    ===========
     Conversion of notes payable to
     common stock                                                              $   131,384    $   176,825    $      --
                                                                               ===========    ===========    ===========
     3,350,273 shares of common stock were sold
     to Officers and Directors in exchange for
     subscription notes receivable                                             $   837,568    $      --      $      --
                                                                               ===========    ===========    ===========

          See Notes to Consolidated and Combined Financial Statements.

                   CAPITA RESEARCH GROUP, INC. AND SUBSIDIARY
                          (a development stage company)

             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997




NOTE 1.           HISTORY AND NATURE OF THE BUSINESSES AND BUSINESS COMBINATIONS

                           Capita   Research  Group  Inc.  and  Subsidiary  (the
                  "Company" or "Capita") (formerly NextGen Systems, Inc., and Subsidiary and Affiliate ("NextGen")) is in the development stage of operations.

                           Capita's   predecessor,   NextGen   (formerly   Media
                  Solutions, Inc., ("Media Solutions" or "MSI")), was incorporated in Pennsylvania on June 6, 1994, for the purpose of developing and selling MediaLink, a client/server software system used by the direct-response advertising industry. From January 1, 1996 through December 31, 1999, the Company, its subsidiary Capita Systems, Inc., and their predecessors have been principally devoted to research and development, organizational activities, and raising capital. For the years ended December 31, 1999, 1998 and 1997, the Company had $64,500, $85,500 and $81,894 of net revenues, respectively. The ultimate recovery of the Company's investments and costs is dependent on future profitable operations and continued funding, which presently cannot be determined.

                           In  September  of  1995,  Media  Solutions  initiated
                  discussions with the National Aeronautics and Space Administration ("NASA") in Langley, Virginia about licensing NASA's software technology known as the "CREW software." This software measures a test respondent's EEG, or brain wave impulse, when subjected to aural or visual stimuli. The CREW software then converts the raw brain wave data into an index, which indicates the respondent's level of interest in, or boredom ("engagement"), with the stimuli. In January of 1996, Media Solutions filed an application with NASA for a license for the commercial application of the CREW software with the intention to use it as a testing service in the media and advertising industries.

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

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



NOTE 1.           HISTORY AND NATURE OF THE BUSINESSES AND BUSINESS COMBINATIONS
                  (CONTINUED)

                           In  May  of  1997,  NASA  approved  Media  Solutions'
                  application for the CREW software license and issued a license agreement in the name of "NextGen Systems, Inc.", a fictitious name registered by Media Solutions in the Commonwealth of Pennsylvania in September 1995. Under its license agreement with NASA, the Company, by means of its predecessor, NextGen, obtained an exclusive five-year license commencing August 4, 1997. The agreement provides that prior to the expiration of the five-year period, the Licensee (NextGen) may request this agreement to be modified to extend the term. NASA has agreed that such requests will not be unreasonably denied if NextGen has met all milestones as specified in the contract. The NASA license agreement permits the Company to offer testing services for all direct response advertising applications, including television and print media and the Internet, and package design. NASA has agreed that the Company may use the CREW software for all media and advertising applications and that such use will not be considered an infringement of NASA's intellectual property rights in the CREW software. The license agreement requires the Company to pay NASA: a royalty equal to 10% of revenues, payable annually, with a minimum guaranteed annual royalty of fifteen thousand dollars ($15,000); and 50% of any consideration received from any sublicensees in consideration for any sublicense granted for the licensed product.

                           In  June  of  1997,  Media  Solutions  formed  Capita
                  Systems, Inc., a Delaware corporation and a wholly owned subsidiary of Media Solutions, for the purpose of commercializing and marketing its advertising testing service.

                           On July 31, 1997, NextGen and MSII agreed to sell the
                  MediaLink asset and related business to Columbine JDS Systems, Inc., an unrelated party, for a future payment of $350,000 contingent upon defined levels of profitability. The transaction was completed in October 1997. Through December 31, 1999, the Company has not received any payments. In connection with the agreement, and for no consideration, NextGen's founder relinquished his officer's position and stock ownership in NextGen and became an employee in Columbine JDS Systems, Inc.

                           Since  commencing  operations  in June  1997,  Capita
                  Systems, Inc. has been engaged in significant additional software research and development. Beginning in August 1997, the Company initiated development projects to extensively modify and enhance the original NASA software to tailor its use to the more specific demands of media and advertising clients. This included the integration of video technology into the application. In addition, the Company has continued to develop proprietary hardware, specifically the EEG measurement headset, to facilitate high volume and convenience in the testing process. The Company has developed a completely "dry and noninvasive" headset and has applied for a US patent on this hardware and related components.

                   CAPITA RESEARCH GROUP, INC. AND SUBSIDIARY
                          (a development stage company)

             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


NOTE 1.           HISTORY AND NATURE OF THE BUSINESSES AND BUSINESS COMBINATIONS
                  (CONTINUED)

                           The Company  performed  its first test of the headset
                  in October 1997, and is in various stages of negotiation with numerous prospects, including major U.S. marketing companies, pharmaceutical companies, internet advertising agencies, and advertising agencies.

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

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


NOTE 1.           HISTORY AND NATURE OF THE BUSINESSES AND BUSINESS COMBINATIONS
                  (CONTINUED)

                           On  January  27,  1998,   prior  to  the  transaction
                  described below, $35,000 of notes payable were converted into 35,000 shares of NextGen. In addition, the Board of Directors of the Company approved a transaction with Royal American Mining Company ("Royal"), a Nevada corporation, whose only activity had been filing fee expenses during its fiscal year. Royal has had no significant revenues for the last three fiscal years. On January 29, 1998, the Exchange was completed as the Company obtained approval from 100% of its stockholders. On January 30, 1998, the Royal stockholders approved the transaction between NextGen and Royal, whereby the stockholders of NextGen exchanged 100% of the outstanding common stock of NextGen for 90% of the outstanding common stock of Royal (the "Exchange"). The Exchange was accounted for as a reverse acquisition whereby NextGen, in substance, acquired Royal, allocating the fair value of Royal shares exchanged over the assets and liabilities of NextGen prior to the merger; therefore, no goodwill was recognized. Accordingly, the historical financial statements are those of the accounting acquirer, NextGen and not the financial statements of the legal acquirer, Royal. No value was ascribed to Royal's net operating loss carryforwards as a result of potential decrease and/or limitations in these carryforwards due to the change in control.

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

                           The Company  currently  employs twelve  professionals
                  and several independent contractors who provide services on an "as needed" basis. The Company maintains offices in Blue Bell, Pennsylvania. The Company owns or leases all of its equipment and software, and has under development, numerous software and hardware applications to enhance its capabilities in advertising and media testing. The Company intends to obtain patents and software copyrights, as products are developed, to protect its intellectual property.

                   CAPITA RESEARCH GROUP, INC. AND SUBSIDIARY
                          (a development stage company)

             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


NOTE 1.           HISTORY AND NATURE OF THE BUSINESSES AND BUSINESS COMBINATIONS
                  (CONTINUED)

                           On  March  10,  1999,  the  Company  entered  into an
                  agreement with Quaker Capital Markets Group, Inc. ("Quaker"), to render advisory services to the Company in its attempt to raise equity capital. In connection therewith, the Company agreed to pay Quaker $10,000 in cash, $15,000 in common stock and a percentage of any equity capital raised. As of the year ended December 31, 1999, Quaker raised approximately $400,000 in equity capital. In connection therewith the Company paid a commission in the amount of $28,000.

                           On August 12, 1999 a note payable,  including accrued
                  interest, due to a Stockholder, was converted into 525,537 shares of common stock.

                           On  September  28,  1999,  the  Company was granted a
                  modification to the original license agreement granted by NASA on August 4, 1997. The modification expanded the field of use to include "all fields." In addition, the modification increased the expiration date of the license from five years from the date of the license, to the greater of the life of the patent (20 years from the date of the patent application, which was in 1996), or in the event that the patent is not issued, the life of the software copyright, which in the case of the NASA technology, is 75 years from the filing date of 1996.

NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  Principles of Consolidation and Combination

                           For the years ended  December 31, 1999 and 1998,  the
                  consolidated financial statements include the wholly owned subsidiary, Capita Systems, Inc. For the year ended December 31, 1997, the combined financial statements include the accounts of two entities, which were under common control and management, MSI and MSII. The consolidated financial statements of NextGen included the accounts of its wholly owned subsidiary, Capita Systems, Inc. All significant intercompany transactions have been eliminated in all years presented.

                   CAPITA RESEARCH GROUP, INC. AND SUBSIDIARY
                          (a development stage company)

             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  Production

                           During  1999 the  Company  started a new  division to
                  plan and conduct primary market and advertising research on behalf of clients to process and analyze data, and to write and present reports to clients. This division works with other Company divisions to develop pricing proposals and in the implementation of research tools. Costs associated with Production are included under operating expenses in the Statement of Operations.

                  Stock-Based Compensation

                           Capita adopted the disclosure-only provisions of SFAS
                  No. 123 "Accounting for Stock-Based Compensation," but elected to continue to utilize the "intrinsic value" method of accounting for recording stock-based compensation expense for employees, as provided for in Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees."

                  Fair Value of Financial Instruments

                           The Company's financial instruments consist primarily
                  of cash, accounts receivable, accrued expenses and debt instruments. The recorded values of cash, accounts receivable, accounts payable and accrued expenses are considered to be representative of their fair values. Based upon the terms of the Company's debt instruments that are outstanding as of December 31, 1999 and 1998, the carrying values are considered to approximate their respective fair values.

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

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


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

                  Software Development Costs

                           Development   costs  incurred  in  the  research  and
                  development of new software products are expensed as incurred until technological feasibility has been established. Software development expenses incurred for product enhancements after the product has reached technological feasibility have not been material and, accordingly, also have been charged to operations as incurred. As of December 31, 1999 and 1998 no software development costs have been capitalized.

                  Advertising and Promotion Costs

                           Advertising   and  promotion  costs  are  charged  to
                  current operations when incurred. Advertising and promotion costs for 1999, 1998 and 1997 were $29,872, $9,824 and $9,916, respectively.

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

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  Research and Development

                           Expenditures   for   research,    development,    and
                  engineering of products and manufacturing processes are expensed as incurred. Cost reimbursements under collaborative research agreements are recorded as offsets to research and development expenses. Since the Company is in the development stage, all the work performed by its non-administrative personnel is considered research and development. The cost of servicing customers who contract for the Company's services are applied to research and development which are costs borne directly by the customer. During 1999, significant research and development is included in selling, technical, and research costs. It is estimated that half of the Company's effort or the equivalent of three man-years has been expensed on research and development. Research and development costs for 1999, 1998 and 1997 were $236,093, $102,534 and $118,241, respectively.

                  Earnings Per Common Share

                           In 1997,  the Financial  Accounting  Standards  Board
                  issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 replaced the previously reported primary and fully diluted earnings (loss) per share with basic and diluted earnings
                  (loss) per share, respectively. Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares. Diluted earnings
                  (loss) per share considers common stock equivalents such as options, warrants, etc. The exercise of existing options and/or warrants has not been considered in the determination of diluted earnings (loss) per share, since such exercise would be anti-dilutive.

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

                  Reclassifications

                           Certain   items  in  the  1998  and  1997   financial
                  statements   were   reclassified  to  conform  with  the  1999
                  presentation.

                   CAPITA RESEARCH GROUP, INC. AND SUBSIDIARY
                          (a development stage company)

             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


NOTE 3.           STOCKHOLDER LOANS

                           The  Company  is  indebted  to  its  stockholders  as
                  follows:

                                                                             1999            1998
                                                                             ----            ----
                  Loan payable, Stockholder, due on
                  demand, interest rate of Prime + 2%
                  (9.75% at December 31, 1998).  This debt
                  was converted into common stock of the
                  Company in August 1999 (Note 1)                          $    -        $100,000

                  Loan payable due Stockholder, payable on
                  demand.  This debt was satisfied in
                  January 2000 (Note 12).                                    20,000           -

                  Loan payable, Stockholder.  Due in installments
                  of $100,000 in August 2000, $200,000 in September
                  2000 and $100,000 in October 2000.  300,000
                  warrants were granted in connection with the loan
                  (Note 10).  Interest is payable at prime (8.5% at
                  December 31, 1999).  The loan is convertible at
                  $.25 per share of common stock, exercisable into
                  1,600,000 shares of common stock (Note 12).               400,000           -
                                                                           --------      --------
                                                                           $420,000      $100,000
                                                                           ========      ========

                           Interest  expense on  stockholder  loans for 1999 and
                  1998 was $19,044 and $23,612 respectively. Accrued interest on stockholder loans at December 31, 1999 and 1998 was $11,272 and $23,612.

NOTE 4.           PROPERTY AND EQUIPMENT

                                                      1999             1998
                                                      ----             ----

                  Equipment                          $221,738        $197,014
                                                     --------        --------
                  Furniture and fixtures               31,589          12,034
                                                     --------        --------
                  Leasehold improvements               24,565             --
                                                     --------        --------
                                                      277,892         209,048
                                                     --------        --------
                  Less - accumulated depreciation
                      and amortization                (68,205)       (116,537)
                                                     --------        --------
                                                     $209,687         $92,511
                                                     ========         =======

                   CAPITA RESEARCH GROUP, INC. AND SUBSIDIARY
                          (a development stage company)

             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


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

NOTE 6.           INCOME TAXES

                           A  reconciliation  of  the  differences  between  the
                  Company's effective tax rates and the statutory Federal income tax rate of 34% in 1999, 1998 and 1997 is as follows:

                                                               1999                  1998                1997
                                                          (Consolidated)        (Consolidated)        (Combined)
                                                          --------------        --------------        ----------

                  Income tax benefit at statutory rate         ($409,264)            ($394,632)         ($234,355)
                  Permanent differences                              435                 1,210              4,625
                  State income tax benefit, net of
                     Federal effect                              (79,445)              (76,605)           (44,709)
                  Reduction in income tax benefit
                    due to valuation allowance                   488,274               470,027            274,439
                                                              ----------           -----------          ---------
                                                              $      -             $       -            $     -
                                                              ==========           ===========          =========

                           The Company, its predecessors and its affiliates have
                  experienced significant losses since inception. As a result of the business combinations during 1998, certain of the accumulated net operating loss carryforwards generated by these losses, which total approximately $2.5 million, may be lost and/or substantially limited. Notwithstanding such effect, any deferred tax asset recorded as a result of potential net operating loss carryforwards which would be available to offset future taxable income, would be offset by an equivalent valuation allowance, since Management believes that it is more likely than not that such deferred tax asset will not be realized.

                           The  deferred tax asset at December 31, 1999 and 1998
                  of approximately $1,003,000 and $527,000, respectively has been offset by valuation allowances of equal amounts.

                   CAPITA RESEARCH GROUP, INC. AND SUBSIDIARY
                          (a development stage company)

             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


NOTE 7.           COMMITMENTS

                  Capital Leases

                           During  1999 and  1998,  the  Company  leased,  under
                  various capital lease arrangements expiring through August 2002, certain computer equipment with a total cost of $69,506. The assets and liabilities under the capital lease are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are depreciated over the shorter of the related lease term or the estimated productive lives. Amortization of $14,980 and $7,811 related to the assets under capital lease was incurred for the years ended December 31, 1999 and 1998, respectively. Interest expense related to the capital lease was $4,868 and $3,651 for the years ended December 31, 1999 and 1998.

                           Minimum future obligations under capital leases are:

                            YEARS ENDING
                            DECEMBER 31,                                        AMOUNT
                            ------------                                        ------

                            2000                                               $25,907
                            2001                                                15,349
                            2002                                                13,411
                                                                                ------

                            Total minimum lease payments                        54,667
                            Less - amounts representing interest                11,274
                                                                                ------

                            Present value of future minimum lease payments      43,393
                            Less - current portion                              20,007
                                                                                ------

                            Long-term portion                                  $23,386
                                                                               =======

                  Operating Leases

                           Effective  November 1, 1997, the Company entered into
                  an operating lease for its corporate office located in King of Prussia, Pennsylvania. The lease agreement was for a term of six months, thereafter renewable on a monthly basis. Effective January 1, 1999 the Company entered into an operating lease for its corporate office located in Blue Bell, Pennsylvania. The lease agreement was for a term of three years, expiring December 2001. In October 1999, the Company entered into a lease agreement for additional space; the lease will run concurrent with the existing lease at Blue Bell. Rent expense for 1999 and 1998 amounted to approximately $79,800 and $22,000, respectively.

                   CAPITA RESEARCH GROUP, INC. AND SUBSIDIARY
                          (a development stage company)

             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


NOTE 7.           COMMITMENTS (CONTINUED)

                  Operating Leases (Continued)

                           Minimum future rental  payments under  noncancellable
                  operating leases through December 2001 and in the aggregate are:

                         YEARS ENDING
                         DECEMBER 31,                       AMOUNT
                         ------------                       ------

                                 2000                        $92,712
                                 2001                         96,745
                                                            --------

                                 Total minimum future
                                   rental payments          $189,457
                                                            ========

                  Litigation

                           The  Company  is  a  party  to   litigation   with  a
                  Stockholder/former Director/Officer of the Company. The lawsuit seeks back wages of approximately $90,000 plus fees and costs from the Company. The Company has filed a counterclaim for amounts in excess of $100,000. The Company believes that it has meritorious defenses to this action and intends to vigorously defend these claims. Management does not believe that the outcome of this litigation will have a material adverse effect on its financial condition.

NOTE 8.           DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE

                           The deficit  accumulated during the development stage
                  was $3,566,929, which includes a loss of $513,248 from the inception of the Company through December 31, 1996. There were no transactions, which occurred from the inception of the Company and its predecessors through December 31, 1996 which were qualitatively or quantitatively material to the 1999, 1998 or 1997 consolidated and combined financial statements.

                   CAPITA RESEARCH GROUP, INC. AND SUBSIDIARY
                          (a development stage company)

             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


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

NOTE 10.          STOCKHOLDERS' EQUITY

                  Warrants

                           At  December  31,  1999,   the  Company  had  300,000
                  detachable stock warrants outstanding, which were issued in connection with a loan of $400,000 borrowed from a Stockholder (Note 3). These warrants have an exercise price of $0.25 per share of common stock, and are exercisable into 300,000 shares of common stock. These warrants expire on August 5, 2002 (Note
                  12). In  connection  with the  issuance of the  warrants,  the
                  Company recorded interest expense of $26,000 in 1999, representing additional interest expense attributable to the $400,000 loan borrowed from the Stockholder at a below market rate of interest.

                  Stock Option Plan

                           Capita has stock-based incentive  compensation plans,
                  approved by its stockholders in 1999, the terms of which provide that up to 2,500,000 shares may be granted to directors, officers, key employees, consultants and other individuals who perform services for the Company. The plans provide for certain options granted to qualify as Incentive Stock Options under the Internal Revenue Code and other options to be considered "non-statutory stock options." Awards under the plans were made to six employees and/or consultants in 1999. All stock options granted through December 31, 1999 have an exercise price equal to 100 percent of the market value of the common stock at the date of grant.

                   CAPITA RESEARCH GROUP, INC. AND SUBSIDIARY
                          (a development stage company)

             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


NOTE 10.          STOCKHOLDERS' EQUITY (CONTINUED)

                  Stock Option Plan (Continued)

                           The following  table presents  stock option  activity
                  during 1999:

                                             Price at which        Number of Options                      Vesting
                                               Exercisable            Outstanding            Term         Period
                                               -----------            -----------            ----         ------

                  Granted to employees            $1.38                 54,500             10 years       3 Years
                                                  =====                 ======             ========       =======

                  Granted to Consultants          $1.38                 10,400             10 years       1 Year
                                                  =====                 ======             ========       ======

                           No options were exercised or cancelled in 1999.

                           With respect to stock  options  granted to employees,
                  the Company has adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock-based compensation," but applies APB Opinion No. 25 ("Accounting for Stock Issued to Employees") in accounting for its stock compensation plan. Accordingly, no compensation cost has been recognized with respect to stock options granted to employees in 1999. Compensation cost that would have been recognized in accordance with the basis of fair value pursuant to SFAS No. 123, if the Company had so elected, would have increased the Company's net loss for 1999 by approximately $4,000 (with an immaterial effect on loss per share). The method of determining proforma compensation cost for 1999 was based on certain assumptions, including the past trading ranges of the Company's stock, a risk free interest rate of 6.5%, expected life of options of 3 years and no expected payments of dividends.

                           With   respect   to   stock   options    granted   to
                  non-employees, the Company records the appropriate expense as required by SFAS 123. Consulting expense recorded by the Company in 1999, relating to options granted to consultants, was calculated using similar assumptions to those disclosed above. Such expense was approximately $2,000 and had an immaterial effect on loss per common share.

                   CAPITA RESEARCH GROUP, INC. AND SUBSIDIARY
                          (a development stage company)

             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


NOTE 10.          STOCKHOLDERS' EQUITY (CONTINUED)

                  Stock Subscription receivable

                           On June 21, 1999 the Company approved the issuance of
                  approximately 3,350,000 shares of the Company's common stock at a purchase price of $0.25 per share to five directors and/or officers of the Company. In exchange for the stock in the Company, the individuals issued non-recourse notes to the Company at an interest rate of 5.75%. Accrued interest on the stock subscription receivable at December 31, 1999 was
                  $28,093. The stock subscription receivable is shown as a reduction in Stockholders' equity as of December 31, 1999.

NOTE 11.          OTHER RELATED PARTY TRANSACTIONS

                           In January  1999, a Director was issued 84,000 shares
                  of common stock at $0.25 per share in return for various office furniture and fixtures at a fair value of $21,000.

                           During 1999, a Director was issued a total of 191,340
                  shares of common stock at $0.25 per share as rent and in return for office equipment.

NOTE 12.          SUBSEQUENT EVENTS

                           On January 6, 2000,  the Company  completed a private
                  placement. In exchange for $500,000 in equity capital, the Company issued 1,000,000 shares of common stock, 1,000,000 of the Company's class "A" common stock warrants providing for purchase of the Company's common stock at a purchase price of $0.50 per share and 1,000,000 of the Company's class "B" common stock warrants providing for purchase of the Company's common stock at a purchase price of $1.00 per share. Each warrant is exercisable until January 1, 2005.

                           On January 6, 2000, the Company granted 170,000 stock
                  options, at $0.89 per common share to certain consultants of the Company. These options have a term of ten years. The majority of the options vest immediately while the remainder of the options vest after certain services have been performed for the Company.

                           On  January  10,  2000,  the  Company  repaid  a note
                  payable to a Stockholder in the amount of $20,000 plus other reimbursable expenses in the amount of $4,167.

                   CAPITA RESEARCH GROUP, INC. AND SUBSIDIARY
                          (a development stage company)

             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


NOTE 12.          SUBSEQUENT EVENTS (CONTINUED)

                           On January 21, 2000, the Company  completed a private
                  placement. In exchange for $130,000 in equity capital, the Company issued 260,000 shares of common stock, 260,000 of the Company's class "A" common stock warrants providing for purchase of the Company's common stock at a purchase price of $0.50 per share and 260,000 of the Company's class "B" common stock warrants providing for purchase of the Company's common stock at a purchase price of $1.00 per share. Each warrant is exercisable until January 1, 2005.

                           On January 27,  2000,  a  Stockholder  indicated  his
                  intent to convert his convertible promissory note into 1,600,000 shares of common stock at a purchase price of $.25 per share. On March 10, 2000, the Stockholder indicated his intent to exercise his 300,000 stock warrants into common stock for an aggregate purchase price of $75,000 (Note 10).

                           On February 11, 2000, the Company  granted  1,225,000
                  incentive stock options and nonqualified stock options, at $.98 per common share to seven directors and/or officers of the Company. These options have a term of ten years. The options will vest over a three year period. F-21

ITEM 9- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE -

         Not applicable.

                                    PART III

ITEM 10- DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL   PERSONS,
COMPLIANCE WITH SECTION 16 ( A ) OF THE EXCHANGE ACT

The Executive Officers and Directors of the Company are as follows:

Name                       Age                Position(s) Held with Company
----                       ---                -----------------------------

David B. Hunter            45                 President, Chief Executive Officer
                                              and Director

Tomas J. Stenstrom         27                 Executive Vice President, Chief
                                              Technology Officer and Director

Anthony J. Baratta         35                 Vice President and Treasurer


Steven A. Plisinski        27                 Chief Financial Officer


Millard E. Tydings, II     41                 Secretary and Director


Ralph Anglin               74                 Director

ITEM 10 -         DIRECTORS AND EXECUTIVE OFFICERS (Continued)

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

David B. Hunter, age 45, has been President and Chief Executive Officer since January 1998. He has been with the Company since 1995 as General Manager and Director. Mr. Hunter has been responsible for designing, deploying, financing and marketing the Capita Engagement Testing System(TM) since its inception, and originated, negotiated and closed the licensing agreement with NASA in 1997. From 1989 to 1995 Mr. Hunter was an independent money manager. From 1980 to 1989 he was a Vice President successively with regional investment firms Tucker Anthony & RL Day, Piper Jaffray & Hopwood, and WH Newbolds' Son & Co. Prior to that, Mr. Hunter was a consulting actuary and actuarial software specialist with a major pension actuarial firm for two years. Mr. Hunter earned a B.S. degree in Accounting from Temple University in 1980.

Tomas J. Stenstrom, age 27, Executive Vice President, Chief Technology Officer, and Director, has been associated with the Company since August 1997. From 1992 to 1998 he owned and operated a computer consulting firm providing hardware support, applications training, and software programming and development. From 1997 to 1998 he was employed by Prescient Systems as an Oracle Database Administrator and a Graphic User Interface (GUI) developer. From 1994 to 1997 he worked for IntelliPro as an Applications Engineer developing educational multimedia software for both the desktop PC and the Internet. He received a B.S. in Mechanical - Aerospace Engineering from Rutgers University in 1994.

Anthony J. Baratta, age 35, has been Treasurer since November 1998 and with the Company since November 1997, and was promoted to Vice President in January 2000. From 1990 to 1997 he was employed by Pennsylvania Hospital as a cash manager.
From 1985 to 1990 he was associated with Merrill Lynch and Delaware Group of Investments in operations. Mr. Baratta received a B.S. in business administration with a concentration in finance and accounting from Temple University in 1988.

Steven A. Plisinski, age 27, Chief Financial Officer, began his career with us in September 1999, and was previously associated with Genesis Health Ventures, Inc., a NYSE-listed company. At Genesis, he was most recently Supervising Senior Accountant, in charge of a staff of division level accountants, responsible for overseeing the accounting functions of 24 divisions and the coordination of internal and external audits. He spent four years with Genesis, and was promoted several times during his tenure. Mr. Plisinski, who passed his CPA exam in Pennsylvania, graduated cum laude with a BS in accounting from West Chester University. He was named Chief Financial Officer in January 2000.

ITEM 10 -         DIRECTORS AND EXECUTIVE OFFICERS (Continued)

Millard E. Tydings II, age 41, has been a Director of the Company since September 1996. Currently an independent financial consultant and mergers and acquisitions specialist, Mr. Tydings was formerly a marketing representative with the United States Chamber of Commerce from 1992-1994. He received a B.A. from Johns Hopkins University in 1992.

Ralph Anglin, age 74, Director, has been a Director of the Company since November 1998. Currently Mr. Anglin is an active consultant with PRA Development and Management Corporation. From 1980 to 1985 he was the President of Robb Cape Inc. Mr. Anglin is a graduate of the Massachusetts Institute of Technology with a B.S. in civil engineering in 1953.

Section 16(a) Beneficial Ownership Reporting Compliance

         Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, no director, officer or beneficial owner of ten percent or more of the Company's common stock failed to file on a timely basis any of the reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended, during 1999.

ITEM 11 -         EXECUTIVE COMPENSATION

         The following table sets forth the salary and bonus compensation paid during the fiscal years ended December 31, 1999, 1998, and 1997 to the President and Chief Executive Officer of the Company. No officer or employee of the Company received calendar 1999 salary and bonus compensation which exceeded $100,000. Officers currently do not receive any bonuses. Directors do not receive any type of compensation for attending the board meetings.

                           Summary Compensation Table

       Name and        Fiscal                                      Long Term Compensation
  Principal Position    Year       Annual Compensation
  ------------------    ----       -------------------             ----------------------

                                                   Other Annual      Restricted        Securities
                              Salary($) Bonus($)   Compensation    Stock Award(s)      Underlying      All Other Compensation
                                                        ($)             ($)             Options (#)             ($)
David B. Hunter....... 1999   $61,731      --           --               --                --                    --
President and
Chief Executive
Officer
                       1998   $55,385      --           --               --                --                    --
                       1997   $24,000      --           --               --                --                    --


There are no management contracts issued or outstanding to officers or directors at the present time.

No options to purchase common stock were granted to Mr. Hunter during the fiscal year ended December 31, 1999 or held by Mr. Hunter as of December 31, 1999.

ITEM 12 -         SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT

         The following table sets forth the number and percentage of shares of our common stock owned of record and beneficially by each person or entity owning more than 5% of such shares, each director, our Chief Executive Officer and all our executive officers and directors, as a group at January 24, 2000. Under the rules of the Commission, a person is deemed to be a beneficial owner of a security if such person has or shares the power to dispose of or to direct the disposition of, or to vote or to direct the voting of, such security. In general, a person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days.

================================================================================
                                             Number of
                                               Shares             Current
Name                                           Owned             Percentage

--------------------------------------------------------------------------------
David B. Hunter (1)                          2,994,727              13.79%
591 Skippack Pike, Suite 300
Blue Bell, PA  19422
--------------------------------------------------------------------------------
Ralph Anglin  (2) (3)                        2,815,686              12.97%
111 S. Independence Mall E., Suite 100
Philadelphia, PA  19106
--------------------------------------------------------------------------------
James R. Salim (4)                           2,489,237              10.54%
3510 Turtle Creek Boulevard, #2D
Dallas, TX  75219
--------------------------------------------------------------------------------
Michael Kline                                1,295,432               5.97%
P.O. Box 314
Sharon, CT 06069
--------------------------------------------------------------------------------
Tomas J. Stenstrom (1)                         800,000               3.69%
275 Camp Hill Road
Fort Washington, PA 19034
--------------------------------------------------------------------------------
Millard E. Tydings, II (1)                     100,000               0.46%
2705 Pocock Road
Monkton, MD  21111
--------------------------------------------------------------------------------
SoundShore Holdings Ltd. (5)                 2,000,250               8.68%
c/o AIG International Management
Company, Inc.
1281 East Main Street
Stamford, Connecticut 06902
--------------------------------------------------------------------------------
All Executive Officers and                   7,030,413              32.39%
Directors as a Group
================================================================================
(1)      Officer and Director.

(2)      Director only.

(3) Included in Mr. Anglin's shareholdings are 76,010 shares owned by his profit-sharing plan and 902,000 shares owned by his personal IRA.

(4) Included in Mr. Salim's shareholdings are 1,600,000 shares issuable upon the conversion of his convertible promissory note and 300,000 shares issuable upon the exercise of his warrants.

(5) Included in SoundShore Holdings Ltd.'s shareholdings are 1,333,500 shares issuable upon the exercise of its warrants.

ITEM 13 -         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In October of 1996, Media Solutions, a predecessor of the Company, entered into a $100,000 bridge loan agreement with Margaret W. Long, one of its shareholders. Under the terms of the agreement, the company utilized borrowed funds to satisfy near term working capital obligations. Management believed that repayment would come both from anticipated system sales and from proceeds of an offering of equity securities to outside investors. This loan was converted by mutual agreement into common stock, including all accrued interest, in July 1999, at the rate of $.25 per share, retiring the loan to Ms. Long in its entirety.

         During 1999, we issued 191,340 shares of common stock at $.25 per share to William Hummel, a former Director, as prepaid rent on office space that we lease and office equipment.

         In January 1999, we issued 84,000 shares of common stock at $ .25 per share to Ralph Anglin, a Director, in return for various office furniture and fixtures at a fair market value of $21,000. In December 1999, Mr. Anglin loaned us $24,167 to cover temporary working capital needs. This loan was repaid in January 2000.

         In June 1999, we issued 3,350,273 shares of common stock to officers and directors in exchange for a non-recourse note receivable totaling $837,568, at the rate of $.25 per share.

         In August 1999, we issued a bridge loan note totaling $400,000 to James
R. Salim, convertible into our common stock at the rate of $.25 per share, and 300,000 warrants exercisable for the purchase of 300,000 shares of common stock at an exercise price of $.25 per share.

                                     PART IV

ITEM 14- EXHIBITS AND REPORTS ON FORM 8-K

3 (i) Articles of Incorporation (Incorporated by reference to Exhibit 3(i) to the Company's Registration Statement on Form 10-SB).
3(ii) By-laws of the Company (Incorporated by reference to Exhibit 3(ii) to the Company's Registration Statement on Form 10SB).
4(a) Capita Research Group, Inc. 1999 Stock Option Plan (Incorporated by reference to Exhibit 4(a) to the Company's Registration Statement on Form SB-2 (file No. 333-30116)).
4(b) Warrants dated August 5, 1999 granted to Jim Salim (Incorporated by reference to Exhibit 4(b) to the Company's Registration Statement on Form SB-2 (file No. 333-30116)).
4(c) Form of A Warrant (Incorporated by reference to Exhibit 4(c) to the Company's Registration Statement on Form SB-2 (file No. 333-30116)).
4(d) Form of B Warrant (Incorporated by reference to Exhibit 4(d) to the Company's Registration Statement on Form SB-2 (file No. 333-30116)).
10(a) NASA License Agreement (Incorporated by reference to Exhibit 10(c) to the Company's Registration Statement on Form 10SB).
10(b) Modification No. 1 to NASA License Agreement (Incorporated by reference to Exhibit 10(b) to the Company's Registration Statement on Form SB-2 (file No. 333-30116)).
10(c) Modification No. 2 to NASA License Agreement (Incorporated by reference to Exhibit 10(c) to the Company's Registration Statement on Form SB-2 (file No. 333-30116)).
10(d) Exchange Agreement dated January 27, 1998 between David B. Hunter, Exchange Agent for the stockholders of NextGen Systems, Inc., and Royal American Mining Properties, Ltd. (Incorporated by reference to Exhibit 10(b) to the Company's Registration Statement on Form 10-SB).
10(e) Loan Agreement dated as of August 5, 1999 between the Company and Jim Salim(Incorporated by reference to Exhibit 10(e) to the Company's Registration Statement on Form SB-2 (file No. 333-30116)).
10(f) Securities Purchase Agreement dated as of January 6, 2000 by and among the Company, SoundShore Holdings Ltd., SoundShore Opportunity Holding Fund Ltd. and SoundShore Strategic Holding Fund Ltd. (Incorporated by reference to Exhibit 10(f) to the Company's Registration Statement on Form SB-2 (file No. 333-30116)).
10(g) Securities Purchase Agreement dated as of January 21, 2000 by and among the Company, Andrew Gitlin, John Lepore, Edward Okine, Philip Platek, Howard Fischer and Michael Hamblett (Incorporated by reference to
         Exhibit 10(g) to the Company's Registration Statement on Form SB-2 (file No. 333-30116)).
10(h) Securities Purchase Agreement dated as of March 6, 2000 between the Company and David G. Sandelovsky (Incorporated by reference to Exhibit 10(h) to the Company's Registration Statement on Form SB-2 (file No. 333-30116)).
10(i) Securities Purchase Agreement dated as of March 9, 2000 between the Company and Dwight Nelson (Incorporated by reference to Exhibit 10(i) to the Company's Registration Statement on Form SB-2 (file No. 333-30116)).
10(j) Registration Rights Agreement dated August 5, 1999 between the Company and Jim Salim (Incorporated by reference to Exhibit 10(j) to the Company's Registration Statement on Form SB-2 (file No. 333-30116)).

10(k) Registration Rights Agreement dated as of January 6, 2000 by and among the Company, SoundShore Holdings Ltd., SoundShore Opportunity Holding Fund Ltd. and SoundShore Strategic Holding Fund Ltd. (Incorporated by reference to Exhibit 10(k) to the Company's Registration Statement on Form SB-2 (file No. 333-30116)).
10(l) Registration Rights Agreement dated as of January 21, 2000 by and among the Company, Andrew Gitlin, John Lepore, Edward Okine, Philip Platek, Howard Fischer and Michael Hamblett (Incorporated by reference to
         Exhibit 10(l) to the Company's Registration Statement on Form SB-2 (file No. 333-30116)).
10(m) Registration Rights Agreement dated as of March 6, 2000 between the Company and David G. Sandelovsky (Incorporated by reference to Exhibit 10(m) to the Company's Registration Statement on Form SB-2 (file No. 333-30116)).
10(n) Registration Rights Agreement dated as of March 9, 2000 between the Company and Dwight Nelson (Incorporated by reference to Exhibit 10(n) to the Company's Registration Statement on Form SB-2 (file No. 333-30116)).


a. The Company did not file any reports on Form 8-K during the quarter ended December 31, 1999.

                                   SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           CAPITA RESEARCH GROUP, INC.

                           By:/s/David B. Hunter
                           ------------------------------
                           David B. Hunter
                           President & Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signatures                      Titles                             Date

By:/s/David B. Hunter                                              Mar. 29, 2000
---------------------                                              -------------
David B. Hunter                 President, Chief Executive
                                Officer and Director


By:/s/Tomas J. Stenstrom                                           Mar. 29, 2000
------------------------                                           -------------
Tomas J. Stenstrom              Executive Vice President,
                                Chief Technology Officer and
                                Director

By:/s/Steven A. Plisinski                                          Mar. 29, 2000
-------------------------                                          -------------
Steven A. Plisinski             Chief Financial Officer


By:/s/Millard E. Tydings, II                                       Mar. 29, 2000
----------------------------                                       -------------
Millard E. Tydings, II          Secretary and Director


By:/s/Ralph Anglin                                                 Mar. 29, 2000
------------------                                                 -------------
Ralph Anglin                    Director