Form 10QSB
period 2000-03-31
CAPITA RESEARCH GROUP INC
filed 2000-05-15
CIK 1059267

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                   FORM 10-QSB
                                   -----------

[ x ] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000

                                       or

[   ] Transition  report under Section 13 or 15 (d) of the  Securities  Exchange
      Act of 1934 For the transition period from to

Commission file number     1-14025
                           -------



                           CAPITA RESEARCH GROUP, INC.
                           ---------------------------
             (Exact name of Registrant as specified in its charter)


      Nevada                                                   88-072350
------------------                                       --------------------
(State of incorporation)                                (IRS Employer ID Number)

591 Skippack Pike, Blue Bell, PA 19422                           19422
----------------------------------------                         -----
(Address of principal executive offices)                       (Zip Code)

                                 (215) 619-7777
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days YES  X    NO
                    -----    -----
The number of shares outstanding of the registrant's common stock as of May 1, 2000 was 22,279,748.

                   Capita Research Group, Inc. and Subsidiary
     Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999
                           (Development Stage Company)

                                     ASSETS

                                                           March 31,     December 31,
                          Current Assets                     2000            1999
                          --------------                  -----------    -----------

Cash                                                      $   105,144    $     4,840
Prepaid expenses                                               34,463         20,424
Accounts and other receivables                                 42,597         28,094
                                                          -----------    -----------
                              Total Current Assets            182,204         53,358
                                                          -----------    -----------

                      Property and Equipment
                      ----------------------
Property and Equipment - Net                                  207,578        209,687
                                                          -----------    -----------
                           Other Assets
                           ------------
Due from stockholder                                           55,535         40,235
Deposits                                                       11,442          1,493
                                                          -----------    -----------
                              Total Other Assets               66,977         41,728
                                                          -----------    -----------

Total Assets                                              $   456,759    $   304,773
                                                          ===========    ===========

              LIABILITIES and STOCKHOLDERS' DEFICIENCY

                       Current Liabilities
                       -------------------
Accounts payable and accrued expenses                     $   376,404    $   369,918
Current portion of obligations under capital leases            15,957         20,007
Due to stockholders                                           400,000        420,000
                                                          -----------    -----------
                              Total Current Liabilities       792,361        809,925
                                                          -----------    -----------

Long-term obligations under capital leases,                    20,434         23,386
   net of current portion                                 -----------    -----------

                     Stockholders' Deficiency
                     ------------------------
Common Stock, Capita Research Group, Inc.
$0.001 par value, 100,000,000 shares authorized;
issued & outstanding, 21,705,946 shares March 31, 2000,        21,706         20,296
20,295,946 shares, December 31, 1999

Additional paid-in capital                                  4,645,435      3,855,663

Deficit accumulated during
development stage                                          (4,185,609)    (3,566,929)
                                                          -----------    -----------
                                                              481,532        309,030
Stock subscription receivable                                (837,568)      (837,568)
                                                          -----------    -----------
                        Total stockholders' deficiency       (356,036)      (528,538)
                                                          -----------    -----------

Total Liabilities & Stockholders Deficiency               $   456,759    $   304,773
                                                          ===========    ===========

                             See Accompanying Notes

                   Capita Research Group, Inc. and Subsidiary
        Consolidated Statements of Operations for the Three Months Ended
                             March 31, 2000 and 1999
                           (Development Stage Company)

                                                       Three Months Ended
                                                            March 31
                                                      2000           1999
                                                ------------    ------------
 Revenue                                         $       --      $      4,750

 Cost of Revenues                                      14,109          18,300
                                                 ------------    ------------

         Gross profit (loss)                          (14,109)        (13,550)
                                                 ------------    ------------

 Operating expenses
 Selling                                               45,000           9,691
 Technical                                             98,676          19,903
 Production                                            18,577            --
 Administrative and General                            80,815          55,266
 Other                                                352,846         117,159
                                                 ------------    ------------

      Total Operating expenses                        595,914         202,019
                                                 ------------    ------------
Other Income (Expense)
Interest income                                        16,595            --
Interest expense                                      (25,252)         (4,054)
                                                 ------------    ------------
                                                       (8,657)         (4,054)

 Loss Before Interest and Taxes                      (618,680)       (219,623)

 Provision for Income Taxes                              --              --
                                                 ------------    ------------
 Net Loss                                        $   (618,680)       (219,623)
                                                 ============    ============
 Net Loss Per Share, Basic and Diluted           $      (0.03)   $      (0.02)
                                                 ============    ============
 Weighted Average Shares Outstanding               21,496,057      13,926,615
                                                 ============    ============


                             See Accompanying notes

                   Capita Research Group, Inc. and Subsidiary
        Consolidated Statements of Cash Flows for the Three Months Ended
                           (Development Stage Company)

                                                              Three Months Ended
                                                                   March 31
                                                              2000         1999
                                                           ---------    ---------
Operating Activities

Net Loss                                                   $(618,680)   $(219,623)
Adjustments to reconcile net loss to
net cash used in operating activities:
                  Common stock issued for salaries, rent
                     consulting and fixed assets             119,500      102,012
                  Depreciation                                23,508       14,550

Changes in Operating assets and liabilities:
         (Increase) decrease in:
                  Accounts and other receivable              (14,503)      (6,390)
                  Other assets                               (25,249)       4,059
                  Prepaid Expenses                           (14,039)     (26,172)
         Increase (decrease) in:
                  Accounts payable and accrued expenses        6,486       57,963
                                                           ---------    ---------

            Net cash used in operating activities           (522,977)     (73,601)
                                                           ---------    ---------

Investing Activities

     Purchase of equipment                                   (21,399)     (39,764)
                                                           ---------    ---------
            Net cash used in investing activities            (21,399)     (39,764)
                                                           ---------    ---------

Financing Activities

     Proceeds from issuance of common stock                  671,682       98,068
     Repayment of capital lease obligations                   (7,002)      (3,570)
     Proceeds from (repayment of) stockholder loans          (20,000)        --
                                                           ---------    ---------
            Net cash provided by financing activities        644,680       94,498
                                                           ---------    ---------

Net Increase ( Decrease) in cash                             100,304      (18,867)

Cash, Beginning                                                4,840       19,301
                                                           ---------    ---------
Cash, Ending                                               $ 105,144    $     434
                                                           =========    =========

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

        1. Certain information and note disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission
                  (SEC) rules and regulations. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. These interim financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in Capita's Form 10-KSB for the year ended December 31, 1999.

        2. Results of operations for the three-month period ended March 31, 2000, are not necessarily indicative of the results to be expected for the full year.

        3. In March 1999, we entered into an agreement with Quaker Capital Markets Group, Inc. to solicit equity funding on our behalf on a best efforts basis. Since that time, Quaker has been successful in obtaining bridge loan financing during the fall of 1999 in an amount totaling $400,000 from a private investor. The agreement with Quaker expired on March 12, 2000. On April 18, 2000, we entered into a one-year agreement with Charterbridge Financial Group, Inc. to solicit equity funding and joint venture arrangements. There can be no assurance that we will be successful in obtaining any such equity funding or joint venture arrangements.


        4. In February 2000, the Company issued 1,225,000 Incentive Stock Options and Non-Statutory Stock Options to employees, officers and/or directors. The exercise price of the options ranges from $.98 to $1.08 per share. With respect to stock options granted, the Company has adopted the disclosure only provisions of SFAS no. 123, "Accounting for Stock-based compensation," but applies APB opinion No. 25 ("Accounting for Stock Issued to Employees") in accounting for its stock compensation plan. Compensation cost that would have been recognized in accordance with the basis of fair value pursuant to SFAS No. 123, if the Company had so elected, would have increased the Company's net loss in the first quarter by approximately $784,000, or a $.04 loss per share. The method of determining proforma compensation cost for the first quarter was based on certain assumptions, including the past trading ranges of the Company's stock, a risk free interest rate of 6.49%, a three year term, and no expected dividend payments.

        5. In the first quarter of 2000, the Company issued 144,000 non-statutory stock options to outside consultants in exchange for services. The exercise price of the options ranges from $.89 to $.95 per share. With respect to stock options granted to non-employees, the Company records the appropriate expense as required by SFAS 123. Consulting expense recorded by the Company in the first quarter of fiscal year 2000, was calculated using similar assumptions to those disclosed above, with the exception of a 5 year term. Such expense was approximately $70,000 and had an immaterial effect on loss per common share.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended March 31, 2000 and 1999
------------------------------------------------------------------------

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

Capita is, and has been, a development stage company during the three-month periods ended March 31, 2000 and 1999. As a development stage company it has been testing and further developing its Engagement Index(TM) System (EI(TM)), which has been licensed exclusively to Capita by the National Aeronautics and Space Administration (NASA). The system measures electrical activity using an electroencephalogram (EEG) reading from the human brain and processing the results through the computer using an algorithm developed by NASA to correlate those results with the level of "involvement" by the test subject with measured activity.

Capita is using this EI(TM) System to measure and research communication effectiveness. Its objective is to become the leading commercial provider of customized, high performance technology systems and services, including analysis and technical support, for the real-time, objective measurement of engagement (attentiveness) for use in multiple markets.

As a development stage company it has limited marketing activity with no reported sales for the three months ended March 31, 2000 and sales of $4,750 for the three months ended March 31, 1999. The gross profit (loss) on these sales for the three months ended March 31, 2000 approximates the loss for the same period during 1999. This loss is due to the lack of adequate sales, and the inclusion of certain fixed costs associated with the cost of sales.

Capita had incidental revenues during the two years that the product has been offered in the market. Many projects conducted for clients in these early stages were performed without compensation, with Capita paying for all costs, in order to get the technology into distribution. Capita has gradually been upgrading the scope of its product and service offerings, as technical innovations and client feedback have become available. Due to its unique position in the research industry, the Company completed non-revenue producing projects for R&D purposes, for marketing promotion to launch the technology into additional fields, or to make available pro bono engagement research for publication by leading marketing, Internet or research trade organizations in new fields of use. The Company expects to increase revenue-producing projects conducted over time, although there is no assurance that this can be achieved. It is the position of management that these ongoing non-paid projects help promote the market penetration of the technology over time. The limited progress in producing meaningful revenues to date is generally due to the lack of adequate capital to fund expansion of operations, marketing and staffing in a highly complex line of business.

The operating cost of $596,000 for the three months ended March 31, 2000, increased from $202,000 for the same three months in 1999. This increase of $394,000 over 1999 was due to the increased use of outside marketing and advertising consultants, increased staff and expenditures for expanded technical development of the product, the Company's research effort, its legal protection of intellectual property, its raising of equity capital and its development of infrastructure.

Liquidity and Capital Resources at March 31, 2000
-------------------------------------------------

With losses expected to continue in the foreseeable future, Capita's ability to sustain operations is dependent on its ability to raise added investment capital. The Company has taken the following steps to improve its liquidity and capital resources:

        1. During the three months ended March 31, 2000 Capita received gross cash proceeds of $705,000 from the sale of common stock and warrants.

        2. In April 2000, Capita entered into a one-year agreement with Charterbridge Financial Group, Inc. to solicit equity funding and joint venture arrangements.

        At March 31, 2000, the financial condition of the Company remained impaired with the working capital shortfall being met primarily from the proceeds of the issuance of common stock. The above transactions net of the operating loss had the effect of reducing the total stockholders' deficiency by $ 172,500 to a deficiency of $ 356,000 at March 31, 2000.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CAPITA RESEARCH GROUP, INC.
                                       Registrant

Dated: May 15, 2000

                                       By:  /s/David B. Hunter
                                       -----------------------
                                            David B. Hunter
                                            President and
                                            Chief Executive Officer