Form 10QSB
period 2000-06-30
CAPITA RESEARCH GROUP INC
filed 2000-08-18
CIK 1059267

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

[x] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30,2000

    or

[ ] Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the transition period from to

Commission file number     1-14025
                           -------


                           CAPITA RESEARCH GROUP, INC.
                           ---------------------------
             (Exact name of Registrant as specified in its charter)


                Nevada                                       88-072350
       ------------------------                      ------------------------
       (State of incorporation)                      (IRS Employer ID Number)

    591 Skippack Pike, Blue Bell, PA                            19422
----------------------------------------                      ----------
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

The number of shares outstanding of the registrant's common stock as of August 1, 2000 was 24,651,187.

                         PART I - FINANCIAL INFORMATION

                   Capita Research Group, Inc. and Subsidiary
                           Consolidated Balance Sheets
                           (Development Stage Company)

                              ASSETS

                                                                        June 30,    December 31,
                         Current Assets                                  2000           1999
                                                                     (unaudited)
                                                                     -----------    -----------

Cash                                                                 $   179,811    $     4,840
Prepaid expenses                                                          37,004         20,424
Accounts and other receivables                                             3,278           --
                                                                     -----------    -----------

                                  Total Current Assets                   220,093         25,264
                                                                     -----------    -----------

                     Property and Equipment

Property and Equipment - Net                                             230,929        209,687
                                                                     -----------    -----------

                          Other Assets

Due from Stockholders                                                     60,095         40,235
Deposits                                                                  17,910          1,493
                                                                     -----------    -----------

                               Total Other Assets                         78,005         41,728
                                                                     -----------    -----------

Total Assets                                                         $   529,027    $   276,679
                                                                     ===========    ===========

                 LIABILITIES and STOCKHOLDERS' EQUITY (DEFICIT)

                 Current Liabilities
                 -------------------
Accounts payable and accrued expenses                                $   417,560    $   369,918
Current portion of obligations under capital leases                       22,513         20,007
Due to Stockholders                                                       45,000        420,000
                                                                     -----------    -----------

                          Total Current Liabilities                      485,073        809,925
                                                                     -----------    -----------

Long-term obligations under capital leases,                               28,672         23,386
   net of current portion                                            -----------    -----------

                 Stockholders' Equity (Deficit)
                 ------------------------------
Common Stock, Capita Research Group, Inc.
$0.001 par value, 100,000,000 shares authorized;
issued & outstanding, 24,251,187 shares June 30, 2000,                    24,251         20,296
20,295,946 shares, December 31, 1999

Additional paid-in capital                                             5,772,949      3,855,663

Deficit accumulated during
development stage                                                     (4,892,177)    (3,566,929)
                                                                     -----------    -----------
                                                                         905,023        309,030
Stock subscription receivable                                           (889,741)      (865,662)
                                                                     -----------    -----------
                              Total stockholders' equity (deficit)        15,282       (556,632)
                                                                     -----------    -----------

Total Liabilities & Stockholders' Equity (Deficit)                   $   529,027    $   276,679
                                                                     ===========    ===========

                     See Accompanying notes

                   Capita Research Group, Inc. and Subsidiary
                      Consolidated Statements of Operations
                           (Development Stage Company)
                                   (Unaudited)

                                                            Six Months Ended
                                                                 June 30

                                                          2000            1999
                                                          ----            ----
 Revenue                                             $       --      $     32,250


 Cost of Revenues                                          30,071          58,972
                                                     ------------    ------------

                 Loss before Operating expenses           (30,071)        (26,722)
                                                     ------------    ------------

 Operating expenses

 Selling                                                   90,000          13,561
 Technical                                                219,587          44,551
 Production                                                36,840          19,904
 Administrative, General and Other                        913,595         326,704
                                                     ------------    ------------

                  Total Operating expenses              1,260,022         404,720
                                                     ------------    ------------

Other Income (Expense)

Interest expense, net                                     (35,155)         (7,542)
                                                     ------------    ------------

 Loss Before Taxes                                     (1,325,248)       (438,984)

 Provision for Income Taxes                                  --              --
                                                     ------------    ------------

 Net Loss                                            $ (1,325,248)   $   (438,984)
                                                     ============    ============

 Net Loss Per Share, Basic and Diluted               $      (0.06)   $      (0.03)
                                                     ============    ============

 Weighted Average Shares Outstanding                   22,396,376      14,433,483
                                                     ============    ============

                             See Accompanying notes

            Capita Research Group, Inc. and Subsidiary
               Consolidated Statements of Operations
                    (Development Stage Company)
                            (Unaudited)

                                                             Three Months Ended
                                                                   June 30

                                                          2000           1999
                                                          ----           ----

 Revenue                                             $       --      $     27,500


 Cost of Revenues                                          15,962          40,672
                                                     ------------    ------------

                    Loss before Operating expenses        (15,962)        (13,172)
                                                     ------------    ------------

 Operating expenses

 Selling                                                   45,000           3,870
 Technical                                                120,911          24,648
 Production                                                18,263          19,904
 Administrative, General and Other                        479,934         154,279
                                                     ------------    ------------

                     Total Operating expenses             664,108         202,701
                                                     ------------    ------------

Other Income (Expense)

Interest expense, net                                     (26,498)         (3,488)
                                                     ------------    ------------

 Loss Before Taxes                                       (706,568)       (219,361)

 Provision for Income Taxes                                  --              --
                                                     ------------    ------------

 Net Loss                                            $   (706,568)   $   (219,361)
                                                     ============    ============

 Net Loss Per Share, Basic and Diluted               $      (0.03)   $      (0.01)
                                                     ============    ============

 Weighted Average Shares Outstanding                   23,281,029      15,012,906
                                                     ============    ============

                      See Accompanying notes

                      Capita Research Group, Inc. and Subsidiary
                         Consolidated Statements of Cash Flows
                              (Development Stage Company)
                                      (Unaudited)

                                                                               Six Months Ended
                                                                                    June 30

                                                                             2000             1999
                                                                             ----             ----

Operating Activities

Net Loss                                                                 $(1,325,248)   $  (438,984)
Adjustments to reconcile net loss to
net cash used in operating activities:
                  Common stock and/or stock options issued for
                     operating expenses and fixed assets                     260,899        158,317
                  Depreciation                                                50,724         39,532

Changes in Operating assets and liabilities:
         (Increase) decrease in:
                  Accounts and other receivables                             (27,357)       (21,013)
                  Other assets                                               (36,277)          (341)
                  Prepaid Expenses                                           (16,580)       (30,780)
         Increase (decrease) in:
                  Accounts payable and accrued expenses                       47,642         60,428
                                                                         -----------    -----------

            Net cash used in operating activities                         (1,046,197)      (232,841)
                                                                         -----------    -----------

Investing Activities

     Purchase of equipment                                                   (46,317)       (54,326)
                                                                         -----------    -----------
            Net cash used in investing activities                            (46,317)       (54,326)
                                                                         -----------    -----------

Financing Activities

     Proceeds from issuance of common stock                                1,155,342        310,754
     Repayment of capital lease obligations                                  (17,857)        (7,140)
     Proceeds from (repayment of) Stockholder loans                          130,000           --
                                                                         -----------    -----------
            Net cash provided by financing activities                      1,267,485        303,614
                                                                         -----------    -----------

Net Increase in cash                                                         174,971         16,447

Cash, Beginning                                                                4,840         19,301
                                                                         -----------    -----------

Cash, Ending                                                             $   179,811    $    35,748
                                                                         ===========    ===========

Supplemental Disclosure of Cash Flow Information:

     3,350,273 shares of common stock were sold to Officers
          and Directors in exchange for a subscription note receivable                  $   837,568
     Stockholder loans converted into common stock                       $   400,000
     Acquisition of equipment through capital leases                     $    25,649


                   Capita Research Group, Inc. and Subsidiary
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements

         The accompanying unaudited consolidated financial statements of Capita Research Group, Inc. and its subsidiary, reflect all adjustments and disclosures, which are, in the opinion of management, necessary for a fair presentation of interim results. The financial information has been prepared in accordance with Capita's customary accounting practices and has not been audited.


         1. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission (SEC) rules and regulations. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amount reported in the financial statements and accompanying notes. Actual results could differ from those estimates. These interim financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in Capita's Annual Report on Form 10-KSB for the year ended December 31, 1999. Certain items in the balance sheet as of December 31, 1999 have been reclassified from its previous presentation.

         2. Results of operations for the three month and six month periods and its cash flows for the six month periods ended June 30, 2000 and 1999, are not necessarily indicative of the results to be expected for the full year.

         3. In March 1999, the Company entered into an agreement with Quaker Capital Markets Group, Inc. to solicit equity funding on our behalf on a best efforts basis. Since that time, Quaker has been successful in obtaining bridge loan financing during the fall of 1999 in an amount totaling $400,000 from a private investor. The agreement with Quaker expired on March 12, 2000. This agreement provides that if the Company receives funding within one year of the termination of the agreement from any investor introduced to the Company by Quaker, a commission is due on such financing. On June 23, 2000, an agreement for a demand note in the amount of $600,000 was executed with an investor that Quaker initially introduced. The first installment of $150,000 was received on June 30, 2000. The agreement provides for the remaining three installments, totaling $450,000, to be received by September 25, 2000. This loan is convertible into common stock at a price of $.60 per share. In addition the lender was granted warrants to purchase 1,000,000 shares of common stock at a price of $.60 per share. Deferred interest totaling $105,000, related to 250,000 warrants (the pro rata portion of total warrant received) was recorded using a value of $.42 per warrant based on certain assumptions. The deferred interest, which was netted against the loan on the accompanying balance sheet, will be amortized into interest expense over the term of the loan. Additional deferred interest and interest expense will be recorded upon receipt of the remaining loan proceeds. This loan was obtained in order to meet the working capital needs of Capita as it seeks out additional equity financing.

                   Capita Research Group, Inc. and Subsidiary
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements

4. On April 18, 2000, we entered into a one-year agreement with Charterbridge Financial Group, Inc. ("Charterbridge") to solicit equity funding and joint venture arrangements. There can be no assurance that we will be successful in obtaining any such equity funding or joint venture arrangements. Amounts owed to Charterbridge in the amount of $55,320 are included in accounts payable and accrued expenses at June 30, 2000.

5. During the three and six month periods ended June 30, 2000, the Company issued 116,000 and 1,341,000, respectively, of Stock Options (both incentive and non-incentive) to employees, officers and/or directors. The exercise price of the options range from $.66 to $1.08 per share. With respect to stock options granted, the Company has adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock-based compensation," but applies APB opinion No. 25 ("Accounting for Stock Issued to Employees") in accounting for its stock compensation. Compensation costs resulting from all applicable option grants, including non-recourse stock sales to employees, officers and directors, that would have been recognized in accordance with the basis of fair value pursuant to SFAS No. 123, if the Company had so elected, would have increased the Company's net loss during the three month and six month periods ended June 30, 2000 by approximately $138,000, or a $.01 loss per share and $253,000, or a $.01 loss per share, respectively. The method of determining proforma compensation cost was based on certain assumptions, including the past trading ranges of the Company's stock, risk free interest rates of 6.00 to 6.49%, a three year term, and no expected dividend payments.

6. During the three month and six month periods ended June 30, 2000, the Company issued 57,730 and 201,730, respectively, non-statutory stock options to outside consultants in exchange for services. The exercise price of the options ranges from $.66 to $.95 per share. With respect to stock options granted to non-employees, the Company records the appropriate expense as required by SFAS No. 123. Consulting expense recorded by the Company during the three month and six month periods ended June 30, 2000, was calculated using similar assumptions to those disclosed above, with the exception of a 5 year term. Such expense was approximately $25,000 and $95,000, respectively, and had an immaterial effect on loss per common share. During the three month period ended June 30, 2000, 50,000 of the above options were exercised.

7. On July 5, 2000, the Company entered into a one-year agreement with Park Avenue Consulting Group, Inc. for consultant marketing services designed to heighten the brand identity of the Company. Per the agreement, the Company issued 400,000 restricted shares of common stock, at $.48 per share. In addition, the Company shall pay a monthly retainer fee of $7,000 per month.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended June 30, 2000 and 1999
-----------------------------------------------------------------------

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

Capita is, and has been, a development stage company during the three month and six month periods ended June 30, 2000 and 1999. As a development stage company it has been testing and further developing its Engagement Index(TM) System (EI(TM)), which has been licensed exclusively to Capita by the National
Aeronautics and Space Administration (NASA). The system measures electrical activity using an electroencephalogram (EEG) reading from the human brain and processing the results through the computer using an algorithm developed by NASA to correlate those results with the level of "involvement" by the test subject with measured activity.

Capita is using this EI(TM) System to measure and research communication effectiveness. Its objective is to become the leading commercial provider of customized, high performance technology systems and services, including analysis and technical support, for the real-time, objective measurement of engagement (attentiveness) for use in multiple markets.

As a development stage company it has limited marketing activity with no reported sales for the three month and six month periods ended June 30, 2000 and $27,500 in the three month period ended June 30, 1999 and $32,250 in the six months period ended June 30, 1999. The gross profit (loss) on these sales for the three month and six month periods ended June 30, 2000, approximates the loss for the same period during 1999. This loss is due to the lack of adequate sales, and the inclusion of certain fixed costs associated with the cost of sales.

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

The operating costs of $664,000 for the three months ended June 30, 2000 increased from $203,000 for the same three months in 1999. This increase of $461,000 over 1999 was due to the increased use of outside marketing and advertising consultants, increased staff and expenditures for technical development of the product, the Company's research effort, its legal protection of intellectual property, its efforts expended in raising equity capital and its development of infrastructure.

Results of Operations for the Six Months Ended June 30, 2000 and 1999
---------------------------------------------------------------------

Capita is, and has been, a development stage company during the six month periods ended June 30, 2000 and 1999. As a development stage company it has limited marketing activity with no reported sales in the six months ended June 30, 2000 and $32,250 in the six month period ended June 30, 1999. The gross profit (loss) on these sales for the six months ended June 30, 2000, approximates the loss for the same period during 1999. This loss is due to the lack of adequate sales, and the inclusion of certain fixed costs associated with the cost of sales.

The operating costs of $1,260,000 for the six months ended June 30, 2000 increased from $405,000 for the same three months in 1999. This increase of $855,000 over 1999 was due to the increased use of outside marketing and advertising consultants, increased staff and expenditures for technical development of the product, the Company's research effort, its legal protection of intellectual property, its efforts expended in raising equity capital and its development of infrastructure.

Liquidity and Capital Resources at June 30, 2000
------------------------------------------------

With losses expected to continue in the foreseeable future, Capita's ability to sustain operations is dependent on its ability to raise added investment capital. The Company has taken the following steps to improve its liquidity and capital resources:

                1. During the six month period ended June 30, 2000, Capita received gross proceeds of $1,155,000 from the sale of 3,483,227 shares of its common stock and warrants to purchase 300,000 shares at an exercise price of $.25 per share.

                2. During the six month period ended June 30, 2000, the Company issued $261,000 of common stock (172,014 shares)in consideration of services rendered.

                3. In June 2000, the Company entered into an agreement with an investor for $600,000 in demand notes, which can be converted to common stock at a conversion price of $.60 per share. The Company during the three month period ended June 30, 2000 received the first of four installments totaling $150,000. This loan was obtained to meet the working capital needs of Capita as it seeks out additional equity financing. In addition the investor was granted warrants to purchase 1,000,000 shares of common stock at an exercise price of $.60 per share.

                4. As of August 1, 2000 the Company had 24,651,187 shares of common stock outstanding. It also had options and warrants outstanding to purchase an additional 5,110,054 shares at exercise prices from $.50 to $1.375.

At June 30, 2000 the financial condition remained impaired with the working capital shortfall being met primarily from the proceeds of the issuance of common stock. The above transactions net of the operating loss had the effect of increasing the total stockholder deficit by $541,000 to an equity of $15,000 at June 30, 2000.

                           PART II - OTHER INFORMATION

Item 2.  Changes in Securities

        (a)      Inapplicable.
        (b)      Inapplicable
        (c) For information concerning sales of equity securities of the Company during the period covered by this report that were not registered under the Securities Act of 1933 (the "Act"), see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources at June 30, 2000." All of such securities were issued to accredited investors (as defined in Rule 501(a) under the Act) pursuant to Rule 506.
        (d)      Inapplicable

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          CAPITA RESEARCH GROUP, INC.
                                          Registrant
                                          Dated: August 18, 2000

                                          By:/s/ David B. Hunter
                                          ----------------------
                                          David B. Hunter, President
                                          and Chief Executive Officer