Form 10QSB
period 2000-09-30
CAPITA RESEARCH GROUP INC
filed 2000-11-14
CIK 1059267

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                   FORM 10-QSB
                                   -----------

[x]Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2000
                               ------------------

                                       or

[ ]Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the transition period from to

Commission file number     1-14025
                           -------



                           CAPITA RESEARCH GROUP, INC.
             (Exact name of Registrant as specified in its charter)


      Nevada                                             88-072350
------------------                                   --------------------
(State of incorporation)                           (IRS Employer ID Number)

591 Skippack Pike, Blue Bell, PA                           19422
-----------------------------------                        -----
(Address of principal executive offices)                 (Zip Code)

                                 (215) 619-7777
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

The number of shares outstanding of the registrant's common stock as of November 1, 2000 was 25,427,172.

                         PART I - FINANCIAL INFORMATION


               Capita Research Group, Inc. and Subsidiary
                      Consolidated Balance Sheets
                      (Development Stage Company)

                                 ASSETS

                                                                      September 30,   December 31,
                            Current Assets                                2000           1999
                            --------------                            -----------     -----------
                                                                      (unaudited)

Cash                                                                  $     2,429    $     4,840
Prepaid expenses                                                           21,177         20,424
Receivables                                                                 4,143           --
                                                                      -----------    -----------

                            Total Current Assets                           27,749         25,264
                                                                      -----------    -----------

                        Property and Equipment

Property and Equipment - Net                                              207,298        209,687
                                                                      -----------    -----------

                            Other Assets

Due from Stockholders                                                      61,235         40,235
Deposits                                                                   17,910          1,493
                                                                      -----------    -----------

                            Total Other Assets                             79,145         41,728
                                                                      -----------    -----------

Total Assets                                                          $   314,192    $   276,679
                                                                      ===========    ===========

                LIABILITIES and STOCKHOLDERS' EQUITY (DEFICIENCY)
                -------------------------------------------------

                          Current Liabilities

Accounts payable and accrued expenses                                 $   483,785    $   369,918
Current portion of obligations under capital leases                        22,114         20,007
Due to Stockholders                                                       193,812        420,000
                                                                      -----------    -----------

                            Total Current Liabilities                     699,711        809,925
                                                                      -----------    -----------

Long-term obligations under capital leases,                                23,282         23,386
    net of current portion


                   Stockholders' Equity (Deficiency)
                   ---------------------------------

Common Stock, Capita Research Group, Inc.
$0.001 par value, 100,000,000 shares authorized;
issued & outstanding, 25,112,886 shares September 30, 2000,                25,113         20,296
20,295,946 shares, December 31, 1999

Additional paid-in capital                                              6,176,436      3,855,663

Deficit accumulated during
development stage                                                      (5,563,369)    (3,566,929)
                                                                      -----------    -----------
                                                                          638,180        309,030
Stock subscription receivable                                            (901,781)      (865,662)
Unearned compensation                                                    (145,200)          --
                                                                      -----------    -----------
                            Total stockholders' equity (deficiency)      (408,801)      (556,632)
                                                                      -----------    -----------

Total Liabilities & Stockholders' Equity (Deficiency)                 $   314,192    $   276,679
                                                                      ===========    ===========

                             See Accompanying notes


                   Capita Research Group, Inc. and Subsidiary

                      Consolidated Statements of Operations

                           (Development Stage Company)

                                   (Unaudited)

                                                            Nine Months Ended
                                                              September 30
                                                          2000            1999
                                                      ------------    ------------

 Revenue                                              $       --      $     55,000


 Cost of Revenues                                           46,579         126,063
                                                      ------------    ------------

                     Loss before Operating expenses        (46,579)        (71,063)
                                                      ------------    ------------

 Operating expenses

 Selling                                                   112,500          18,716
 Technical                                                 299,778          89,940
 Production/Research                                        58,939          33,836
 Administrative, General and Other                       1,333,964         562,895
                                                      ------------    ------------

                     Total Operating expenses            1,805,181         705,387
                                                      ------------    ------------

Other Income (Expense)
Interest expense, net                                     (144,680)          3,873
                                                      ------------    ------------

 Loss Before Taxes                                      (1,996,440)       (772,577)

 Provision for Income Taxes                                   --              --
                                                      ------------    ------------

 Net Loss                                             $ (1,996,440)   $   (772,577)
                                                      ============    ============

 Net Loss Per Share, Basic and Diluted                $      (0.09)   $      (0.05)
                                                      ============    ============

 Weighted Average Shares Outstanding                    23,209,942      16,244,218
                                                      ============    ============

                             See Accompanying notes


                   Capita Research Group, Inc. and Subsidiary

                      Consolidated Statements of Operations

                           (Development Stage Company)

                                   (Unaudited)

                                                              Three Months Ended
                                                                 September 30

                                                           2000            1999
                                                       ------------    ------------

 Revenue                                              $       --      $     22,750


 Cost of Revenues                                           16,508          67,091
                                                      ------------    ------------

                     Loss before Operating expenses        (16,508)        (44,341)
                                                      ------------    ------------

 Operating expenses

 Selling                                                    22,500           5,155
 Technical                                                  80,191          45,389
 Production/Research                                        22,099          13,932
 Administrative, General and Other                         420,369         236,191
                                                      ------------    ------------

                     Total Operating expenses              545,159         300,667
                                                      ------------    ------------

Other Income (Expense)
Interest expense, net                                     (109,525)         11,415
                                                      ------------    ------------

 Loss Before Taxes                                        (671,192)       (333,593)

 Provision for Income Taxes                                   --              --
                                                      ------------    ------------

 Net Loss                                             $   (671,192)   $   (333,593)
                                                      ============    ============

 Net Loss Per Share, Basic and Diluted                $      (0.03)   $      (0.02)
                                                      ============    ============

 Weighted Average Shares Outstanding                    24,749,180      19,821,545
                                                      ============    ============

                             See Accompanying notes


                   Capita Research Group, Inc. and Subsidiary

                      Consolidated Statements of Cash Flows

                           (Development Stage Company)

                                   (Unaudited)

                                                                                          Nine Months Ended
                                                                                             September 30

                                                                                       2000                1999
                                                                                   -----------         -----------

Operating Activities

Net Loss                                                                           $(1,996,440)        $  (772,577)
Adjustments to reconcile net loss to
net cash used in operating activities:
                  Common stock and/or stock options issued for
                     operating expenses                                                408,460             271,488
                  Depreciation and amortization                                        127,432              55,164

Changes in Operating assets and liabilities:
         (Increase) decrease in:
                  Receivables                                                           (4,143)            (12,750)
                  Other assets                                                         (16,417)              3,560
                  Prepaid Expenses                                                        (753)            (13,030)
         Increase (decrease) in:
                  Accounts payable and accrued expenses                                113,867             (10,060)
                                                                                   -----------         -----------

            Net cash used in operating activities                                   (1,367,994)           (478,205)
                                                                                   -----------         -----------

Investing Activities

     Purchase of equipment                                                             (50,994)            (81,695)
     Advances to stockholder                                                           (21,000)            (18,901)
                                                                                   -----------         -----------
            Net cash used in investing activities                                      (71,994)           (100,596)
                                                                                   -----------         -----------

Financing Activities

     Proceeds from issuance of common stock                                          1,232,223             429,806
     Repayment of capital lease obligations                                            (23,646)            (10,710)
     Proceeds from (repayment of) Stockholder loans                                    229,000             300,000
                                                                                   -----------         -----------
            Net cash provided by financing activities                                1,437,577             719,096
                                                                                   -----------         -----------

Net increase (decrease) in cash                                                         (2,411)            140,295

Cash, Beginning                                                                          4,840              19,301
                                                                                   -----------         -----------

Cash, Ending                                                                       $     2,429         $   159,596
                                                                                   ===========         ===========

Supplemental Disclosure of Cash Flow Information:

     3,350,273 shares of common stock were sold to Officers and Directors
        in exchange for a subscription note receivable and interest thereon        $    36,119         $   853,621
     Stockholder loans and account payable converted into common stock             $   400,000         $   128,366
     Acquisition of equipment through capital leases                               $    25,649         $    34,831

                             See Accompanying notes

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

2. Results of operations for the three month and nine month periods and its cash flows for the nine month periods ended September 30, 2000 and 1999, are not necessarily indicative of the results to be expected for the full year.


3. In March 1999, the Company entered into an agreement with Quaker Capital Markets Group, Inc. to solicit equity funding on our behalf on a best efforts basis. Quaker was successful in obtaining bridge loan financing during the fall of 1999 in an amount totaling $400,000 from a private investor. The agreement with Quaker expired on March 12, 2000. This agreement provided that if the Company receives funding within one year of the termination of the agreement from any investor introduced to the Company by Quaker, a commission is due on such financing. On June 23, 2000, an agreement for a demand note in the amount of $600,000 was executed with an investor that Quaker initially introduced. The first installment of $150,000 was received on June 30, 2000. A second partial installment of $45,000 was received on August 11, 2000. After the two installments totaling $195,000 were received, both parties mutually terminated the agreement for the remaining installments of $405,000. This loan is convertible into common stock at a price of $.60 per share. In addition the lender was granted warrants to purchase 325,000 shares (as adjusted for the pro rata portion of the original 1,000,000 warrants to be received) of common stock at a price of $.60 per share. Interest expense and deferred interest of $91,875 and $44,625, respectively, related to 325,000 warrants has been recorded using a value of $.42 per warrant based on certain assumptions. The deferred interest, which was netted against the loan on the accompanying balance sheet, will be amortized into interest expense over the term of the loan. This loan was obtained in order to meet the working capital needs of Capita as it seeks out additional equity financing.
                                        7

                   Capita Research Group, Inc. and Subsidiary

                          (A Development Stage Company)

              Notes to Unaudited Consolidated Financial Statements

4. On April 18, 2000, we entered into a one-year agreement with Charterbridge Financial Group, Inc. ("Charterbridge") to solicit equity funding and joint venture arrangements. There can be no assurance that we will be successful in obtaining any such equity funding or joint venture arrangements. Amounts owed to Charterbridge in the amount of $55,320 are included in accounts payable and accrued expenses at September 30, 2000.

5. During the three and nine month periods ended September 30, 2000, the Company issued 3,500 and 1,344,500, respectively, of Stock Options (both incentive and non-incentive) to employees, officers and/or directors. The exercise price of the options range from $.45 to $1.08 per share, which was the fair market value at the date of grant. With respect to stock options granted, the Company has adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock-based Compensation," but applies APB opinion No. 25 ("Accounting for Stock Issued to Employees") in accounting for its stock compensation. Compensation costs resulting from all applicable option grants, including non-recourse stock sales to employees, officers and directors, that would have been recognized in accordance with the basis of fair value pursuant to SFAS No. 123, if the Company had so elected, would have increased the Company's net loss during the three month and nine month periods ended September 30, 2000 by approximately $138,000, or a $.01 loss per share and $391,000, or a $.02 loss per share, respectively. The method of determining proforma compensation cost was based on certain assumptions, including the past trading ranges of the Company's stock, risk free interest rates of 6.00% to 6.49%, a three year term, and no expected dividend payments, and volatility of 100% to 200%.

6. During the three month period ended September 30, 2000, the Company did not issue non-statutory stock options to outside consultants in exchange for services. During the nine month period ended September 30, 2000, the Company issued 201,730 non-statutory stock options with exercise prices of the options ranging from $.66 to $.95 per share. With respect to stock options granted to non-employees, the Company records the appropriate expense as required by SFAS No. 123. Consulting expense recorded by the Company during the nine month period ended September 30, 2000, was calculated using similar assumptions to those disclosed above, with the exception of a 5 year term. Such expense was approximately $95,000 and had an immaterial effect on loss per common share. During the nine month period ended September 30, 2000, 50,000 of the above options were exercised.

                   Capita Research Group, Inc. and Subsidiary

                          (A Development Stage Company)

              Notes to Unaudited Consolidated Financial Statements

7. On July 5, 2000, the Company entered into a one-year agreement with Park Avenue Consulting Group, Inc. for consultant marketing services designed to heighten the brand identity of the Company. Per the agreement, the Company issued 400,000 restricted shares of common stock, at $.48 per share, resulting in unearned compensation of $145,200, net of amortization, at September 30, 2000. The unearned compensation has been recorded as an increase in stockholders deficiency and is being amortized over the one year period. In addition, the Company shall pay a monthly retainer fee of $7,000 per month.

8.

                  On September 9, 2000, the Company entered into three separate agreements for demand notes totaling $30,000 with two investors. These notes are convertible into common stock at a price of $.26 per share. In addition the lenders were granted warrants to purchase 128,040 shares of common stock at a price of $.40 per share. Interest expense and deferred interest of $3,521 and $10,563, respectively, related to 128,040 warrants was recorded using a value of $.11 per warrant based on certain assumptions. The deferred interest, which was netted against the loan on the accompanying balance sheet, will be amortized into interest expense over the term of the loan. This loan was obtained in order to meet the working capital needs of Capita as it seeks out additional equity financing. In addition, the Company incurred interest expense related to the issuance of the convertible notes in the amount of $8,077.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended September 30, 2000 and 1999
----------------------------------------------------------------------------

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


Capita is, and has been, a development stage company during the three month and nine month periods ended September 30, 2000 and 1999. As a development stage company it has been testing and further developing its Engagement Index(TM) System (EI(TM)), which utilizes technology, which has been licensed exclusively to Capita by the National Aeronautics and Space Administration (NASA). The system measures electrical activity using an electroencephalogram (EEG) reading from the human brain and processing the results through the computer using an algorithm developed by NASA to correlate those results with the level of "involvement" by the test subject with measured activity.


Capita is using this EI(TM) System to measure and research communication effectiveness. Its objective is to become the leading commercial provider of customized, high performance technology systems and services, including analysis and technical support, for the real-time, objective measurement of engagement (attentiveness) for use in multiple markets.


As a development stage company it has limited marketing activity with no reported sales for the three month and nine month periods ended September 30, 2000 and $22,750 in the three month period ended September 30, 1999 and $55,000 in the nine month period ended September 30, 1999. The Company has incurred a gross loss on sales for the three month and nine month periods ended September 30, 2000 due to the lack of sales, and the inclusion of certain fixed costs associated with the cost of sales.


Capita had incidental revenues during the two and half years that the product has been offered in the market. Many projects conducted for clients in these early stages were performed without compensation, with Capita paying for most of the costs, in order to get the technology into distribution. Capita has gradually been upgrading the scope of its product and service offerings, as technical innovations and client feedback have become available. Due to its unique position in the research industry, the Company completed non-revenue producing projects for R&D purposes, for marketing promotion to launch the technology into additional fields, or to make available pro bono engagement research for publication by leading marketing, Internet or research trade organizations in new fields of use. The Company expects to increase revenue-producing projects conducted over time, although there is no assurance that this can be achieved. It is the position of management that these ongoing non-paid projects help promote the market penetration of the technology over time. The limited progress in producing meaningful revenues to date is generally due to the lack of adequate capital to fund expansion of operations, marketing and staffing in a highly complex line of business.

The operating costs of $545,000 for the three months ended September 30, 2000 increased from $301,000 for the same three months in 1999. This increase of $244,000 over 1999 was due to the increased use of outside marketing and advertising consultants, increased staff and expenditures for technical development of the product, the Company's research effort, its legal protection of intellectual property, its efforts expended in raising equity capital and its development of infrastructure.

During the three months ended September 30, 2000, the Company accelerated development of a wireless version of the Capita Headset, in order to facilitate large scale distribution of its technology, as well as web deployed Oracle databases and data modeling of its existing systems. This effort consumed a substantial amount of staff time from both engineering and management. It is the Company's belief that the availability of a wireless platform version of its Engagement Testing System(TM) will cause an increase in the potential success rate of its marketing efforts, which are targeted to securing recurring business from major corporate clients, as well as the initiation of joint venture distribution arrangements with other research providers.

Results of Operations for the Nine Months Ended September 30, 2000 and 1999
---------------------------------------------------------------------------


Capita is, and has been, a development stage company during the nine month periods ended September 30, 2000 and 1999. As a development stage company it has limited marketing activity with no reported sales in the nine months ended September 30, 2000 and $55,000 in the nine month period ended September 30, 1999. The gross profit (loss) on sales for the nine month period ended September 30, 2000, decreased to a loss of $47,000 from a loss of $71,000 for the same period during 1999. This loss is due to the lack of sales, and the inclusion of certain fixed costs associated with the cost of sales.


The operating costs of $1,805,000 for the nine months ended September 30, 2000 increased from $705,000 for the same period during 1999. This increase of $1,100,000 over 1999 was due to the increased use of outside marketing and advertising consultants, increased staff and expenditures for technical development of the product, the Company's research effort, its legal protection of intellectual property, its efforts expended in raising equity capital and its development of infrastructure.

Liquidity and Capital Resources at September 30, 2000
-----------------------------------------------------


With losses expected to continue in the foreseeable future, Capita's ability to sustain operations is dependent on its ability to raise added investment capital. The Company has taken the following steps to improve its liquidity and capital resources:


1. During the nine month period ended September 30, 2000, Capita received gross proceeds of $1,232,000 from the sale or issuance of 3,840,727 shares of its common stock and the exercise of warrants to purchase 300,000 shares at an exercise price of $.25 per share.

2. During the nine month period ended September 30, 2000, the Company issued $408,000 of common stock (676,213 shares) in consideration of services rendered.

3. In June 2000, the Company entered into an agreement with an investor for $600,000 in demand notes, which can be converted to common stock at a conversion price of $.60 per share. The Company during the nine month period ended September 30, 2000 received two installments totaling $195,000. After the two installments totaling $195,000 were received, both parties mutually terminated the agreement for the remaining installments of $405,000. This loan was obtained to meet the working capital needs of Capita as it seeks out additional equity financing. In addition the investor was granted warrants to purchase 325,000 shares of common stock at an exercise price of $.60 per share.

4. In September 2000, the Company entered into three separate agreements with two investors for $30,000 in demand notes, which can be converted to common stock at a conversion price of $.26 per share. These loans were obtained to meet the working capital needs of Capita as it seeks out additional equity financing. In addition the investors were granted warrants to purchase 128,040 shares of common stock at an exercise price of $.40 per share.

5. As of November 1, 2000 the Company had 25,427,172 shares of common stock outstanding. It also had options and warrants outstanding to purchase an additional 5,770,064 shares at exercise prices from $.40 to $1.375.

At September 30, 2000 the financial condition remained impaired with the working capital shortfall being met primarily from the proceeds of the issuance of common stock. The above transactions net of the operating loss had the effect of decreasing the total stockholder deficiency by $148,000 to a deficit of $409,000 at September 30, 2000.

                           PART II - OTHER INFORMATION

Item 2.  Changes in Securities

(a)      Inapplicable.
(b)      Inapplicable
(c) For information concerning sales of equity securities of the Company during the period covered by this report that were not registered under the Securities Act of 1933 (the "Act"), see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources at September 30, 2000." All of such securities were issued to accredited investors (as defined in Rule 501(a) under the Act) pursuant to Rule 506.
(d)      Inapplicable


Item 4.  Submission of Matters to a vote of Security Holders

The following matters were submitted to a vote of security holders during the Company's Annual Meeting of Stockholders held August 3, 2000:

Description of Matter


                                                                              Votes            Authority
                                                                            Cast For            Withheld

                                                                         ----------------   -----------------
1.       Election of Directors

         David B. Hunter                                                   15,331,112            158,656
         Millard E. Tydings II                                             15,331,112            158,656
         Ralph Anglin                                                      15,331,112            158,656
         Tomas Stenstrom                                                   15,331,112            158,656
         Andrew J. Beck                                                    15,331,112            158,656

                                                           For               Against           Abstained
                                                     ----------------    ----------------   -----------------
2.       Approval of the 2000 Capita Research
         Group Stock Option Plan                       15,306,112             161,560             22,096

3.       Ratification of appointment of Rudolph,
         Palitz, LLC as independent auditors for
         fiscal year ending
         December 31, 2000                             15,343,112             124,560             22,096

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CAPITA RESEARCH GROUP, INC.
                                    Registrant
                                    Dated: November 14, 2000


                                    /s/David B. Hunter
                                    ------------------
                                    David B. Hunter

                                    President and
                                    Chief Executive Officer