Form 10KSB
period 2000-12-31
CAPITA RESEARCH GROUP INC
filed 2001-04-11
CIK 1059267

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

                   ANNUAL REPORT UNDER SECTION 13 or 15 (D) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended           Commission file number
                December 31, 2000                      1-14025


                           CAPITA RESEARCH GROUP, INC.
                           ---------------------------
             (Exact name of Registrant as specified in its charter)

                   Nevada                            88-0072350
          (State of incorporation)            (IRS Employer ID Number)

                     591 Skippack Pike, Blue Bell, PA 19422
              (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:   (215) 619-7777

Securities registered pursuant to Section 12 (b) of the Exchange Act:
None

Securities registered pursuant to Section 12 (g) of the Exchange Act:

                                         Number of Shares Outstanding as of
           Title of Class                           March 16, 2001
           --------------                           --------------
   Common Stock, $.001 par value                      28,416,447

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

Issuer's revenues for its most recent fiscal year:  $15,973.

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last sale price on March 16, 2001 is approximately $808,000.

                                     PART I

ITEM I - DESCRIPTION OF BUSINESS

         Capita Research Group, Inc., ("Capita" or the "Company") is a Nevada corporation, which was created as the result of an exchange transaction between Royal American Mining Properties, Ltd. and NextGen Systems, Inc., a Pennsylvania corporation ("NextGen") (Capita's Predecessor) on January 30, 1998. Capita holds licenses based on technology originally obtained from the National Aeronautics and Space Administration ("NASA"), and owns new patents for non-intrusive hardware and software applications designed to passively read and automatically analyze brainwaves to evaluate attention to, or engagement with, any message presented to an individual. The Company believes that it has the only commercial operating system of this nature and is using it for testing services in the media, advertising and entertainment industries, as well as in pharmaceutical market research. The Company sees eventual widespread applications in many markets from education and training, in addition to media research and healthcare.

         On January 27, 1998 the Company known as Royal American Mining Properties, Ltd. ("Royal") entered into an Exchange Agreement under the terms of which on January 30, 1998 Royal acquired all the issued and outstanding shares of NextGen in exchange for shares of Royal's common stock. Royal issued 8,622,000 shares (90%) of its common stock to an Exchange Agent for the stockholders of NextGen and in return received all the issued and outstanding shares of NextGen. Under the terms of this Exchange Agreement, Royal's management and majority stockholders then effected a two for one forward split of Royal's remaining common stock. Accordingly, Royal's stockholders were entitled to two shares of the Company's common stock for every Royal share they owned. The Company's name also was changed to Capita Research Group, Inc.

         As of March 16, 2001, 28,416,447 shares of the Company's authorized common stock were issued and outstanding.

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

Business of Issuer

         Capita holds licenses based on technology originally obtained from the NASA, and owns new patents and intellectual property filings for non-intrusive hardware and software applications designed to passively read and automatically analyze brainwaves to evaluate attention to, or engagement with, any message presented to an individual.

         We are in the development stage. We are in the process of obtaining patents for our hardware and software technology. Using this technology in communications research, we are developing systems to evaluate individual engagement while watching television and plan to develop systems to test and measure individual engagement with print media advertising, package design, and Internet web sites. To date, we have marketed this technology as a testing service with particular focus on the television advertising industry. We will provide our clients test results, which determine whether the test subjects are mentally engaged by the media being viewed. It is the intention of the Company to reposition its product offerings within the context of licensing agreements and partnering opportunities, thereby becoming a technology supplier rather than a research provider. There is no assurance that the Company will be successful obtaining the financing necessary to complete or launch its technology, nor is there any assurance that its products will be adopted by the market place if produced.

         This type of testing performed by the Company to date is referred to as "copy testing," "advertising testing" and program research. In addition to general interviews about consumer preferences, at present there are two principal methods of conducting such tests. The first is the use of a meter, or dial, by which the test subject indicates his positive (or negative) reaction associated with the test material. The second method of testing is performed by companies specializing in focus group measurement, whereby a group of demographically selected test subjects views a program and is then asked a series of questions to determine interest or lack of interest. A substantial volume of advertising research activity is conducted with what is referred to as "syndicated research," whereby the creatives of various advertisers are pooled in common projects, creating multiple testing slots inside of a single project. Syndicated research is principally conducted through distributed testing in the home, over unused cable TV channels or by mailing video cassettes to panel respondents which erase themselves automatically after a single playing, followed by the administration of questionnaires delivered to the respondent, or by simultaneous or next day interview of the respondent by telephone. Some syndicated research is conducted in central facilities. By doing syndicated research, the cost of a research project is spread across a number of clients, making the research work more economical to each client company, and more profitable to the research company. These forms of testing constitute a well-established industry, although there is much debate within the media industry about the reliability of these tests due to the subjective nature of measuring viewer response and due to the tendency of some test subjects to follow strong and vocal leaders.

         Our method of using brain wave measurement technology differs from standard industry methods in that it monitors brain activity objectively during respondents' testing and converts the measured activity into what we call the Engagement Index(TM). Testing allows an advertiser to evaluate consumer engagement to its commercials on a second-by-second basis.

         We developed line extensions of the technology into additional industries during the past year. There has been a version of the Capita ETS(TM) print media system developed for the conducting of pharmaceutical market research of doctor detail creatives. We are also completing a new system to manage custom and syndicated research of Internet web creatives, such as web pages, banners, and other web objects.

         We introduced a version of the Capita ETS(TM) in the fall of 1999, which operates in a networked environment, offering the ability to test multiple respondents during one simultaneous session. This innovation has greatly improved the economics of the technology from the Company's standpoint, in terms of utilization of staff time, facilities and working capital.

         During the past year, the Company developed a prototype of a wireless headset which connects with the Capita ETS(TM). In connection with that development, the Company acquired a new president who has the relevant experience necessary to commercialize the wireless headset. At present, the Company is engaged in a capital raising effort to provide sufficient funding to complete development of the wireless headset so that the product can be placed into distribution. There is no assurance that these efforts will be successful.

         Recently, the Company announced that it was seeking partners to deploy its technology in the educational field. At present, the Company is conducting a limited investigation of the business opportunities that may exist in education. There is no assurance that any business developments will result from these efforts.

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

       We reach prospects through initial phone or mail contact, referrals, networking, industry publications, public relations, and the hiring of outside media and marketing consultants, nearly all of which are followed by presentations directly in client offices, or by visits to the Company's headquarters by clients or prospects. In addition, our personnel regularly attend industry trade shows to develop a network of prospects and generate broader exposure. We also receive some inquiries from our web site.
       There has been relatively little repeat business to date, which the Company believes is due to lack of marketing, research and technology infrastructure, as well as because of the highly advanced nature of the Company's technology as it is being introduced into a traditionally slow-to-change industry. Most of the Company's projects to date have been conducted with clients who are characterized as innovators in their respective companies and industries.
       We have had incidental revenues during the year and a half that the product has been offered in the market. Many projects conducted for clients in the early stages were performed without compensation, the Company paying for all costs, in order to get the technology into distribution. The limited progress in producing revenues to date is generally due to the lack of adequate capital to fund expansion of operations, marketing and staffing in a highly complex line of business. Unless the Company obtains additional funding, its ability to make meaningful progress in its marketing efforts will be severely limited.
       We have conducted virtually no advertising to date, other than limited direct mail, attendance at trade shows, email campaigns and our web site, due to the lack of available funding.

Competition

       We face well-established and well-funded competition. Our principal competition consists of entities within the opinion research industry which provide a third party testing service either to advertising agencies or directly to the advertising client. Often, agencies own their own dedicated research company. According to Advertising Age, in 1999, combined revenue from research companies exceeded $4.8 billion in the US and $8.3 billion worldwide. The top six companies in this group are:

                             1999 Revenue (Millions)
                             -----------------------
Company                                            US                Worldwide
-------                                            --                ---------
AC Nielsen Corp.                               $1,043                   $1,525
IMS Health                                        774                    1,275
The Kantar Group Ltd.                             579                      774
Taylor Nelson Sofres                              435                      601
Information Resources Inc.                        129                      546
NFO Worldwide, Inc.                               280                      457

       These companies are in the business of marketing research, and offer a wide range of products and services, most particularly telephone and in-person interviewing and statistical analysis of data. Capita ultimately intends to provide these companies with brainwave technology for them to implement in their own research designs, but initially may look at competing or partnering with various companies in the industry to build demand.

       Additionally, there are a number of small companies which produce and market technology for physiologic response measurement, such as eye tracking and galvanic skin response (GSR). The Company does not compete directly with these technologies.

       Beyond established competition, we also face uncertainty regarding acceptance of, and demand for, our method of advertising and market research testing. Our method represents a new development in an established industry. Advertising researchers may be slow to accept the Company's method of testing, or may reject it. The principal impediment to market acceptance of the Company's technology to date has been the long-established reliance on verbal responses of opinion by individuals in a marketing research setting.

Research and Development

       We are in the development stage. Research and development of our products and services can be divided into several categories: o development of the Capita ETS(TM) operating system; o data modeling and data interpretation of data produced by the technology; o research project methodology development; and o development of software and databases to support the Capita ETS(TM).

       The Capita ETS(TM) operating system is a series of hardware and software components, methods and procedures which produce the Engagement Index (SM) and other measures synchronized with marketing and communications media being tested. This operating system requires ongoing research and development for ways to enhance, debug, miniaturize, and increase ease of use.

       The main area of focus for research and development has been the prototype wireless headset, an effort which has been ongoing for nearly a year. There is no assurance that the company will be successful obtaining the financing necessary to complete or launch this product, nor is there any assurance that this product will be adopted by the market place if it is produced.

NASA License

       We were granted two successive modifications to the original license agreement granted to us on August 4, 1997. The first modification in 1998 expanded the field of use to include all forms of advertising, media and entertainment. The second modification, granted in the fall of 1999, expanded the field of use to include "all fields." In addition, the second modification increased the expiration date of the license from five years from the date of the license, extending it to the life of the patent, or 20 years from the date of the patent application, which was in 1996.

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

       We  maintain  a  policy  of  applying   for  patents,   trademarks,   and
intellectual property copyrights prior to offering any product or service for sale, in order to retain worldwide ownership rights. This is necessary because virtually all of our asset value is in our intellectual property rights and technical know-how. There is no assurance that these policies will adequately protect our intellectual property, nor is there any assurance that the Company will have sufficient funds available to apply for new patents and/or maintain funding for existing patents and other intellectual property filings. See also "NASA License," above.

Personnel

       As of February 23, 2001, the Company  employed seven full-time  employees
in  our  Blue  Bell,  Pennsylvania  headquarters.   We  also  do  business  with
independent contractors who perform services on an "as needed" basis.

Insurance

       We maintain general liability insurance, to cover our risk involving general business operations. We also maintain directors' and officers' liability insurance to cover risk of stockholder and other litigation. At present we do not have any key man insurance contemplated, applied for or in force for any of our officers or other personnel.

ITEM 2 - DESCRIPTION OF PROPERTY

       Listed below are our principal offices. These properties are leased under a non-cancelable operating lease providing for minimum future annual rental payments of $136,980, $153,720 and $158,844 for 2001, 2002 and 2003,
respectively.

Location                                    Square Feet      Lease Expiration
--------                                    -----------      ----------------
591 Skippack Pike, Suites 100,300 & 400        6,832          December 2003
593 Skippack Pike, Suite 100
Blue Bell, Pennsylvania

       We believe our facilities are well maintained and are of adequate size for our present needs.

ITEM 3 - LITIGATION

         At December 31, 2000, the Company was a defendant in a lawsuit with a former officer/director of the Company. On March 26, 2001, the lawsuit was settled. The terms of the settlement require the Company to pay the plaintiff $25,000, plus interest, if applicable, at the prime rate, within one year from the date of the settlement. In the event the Company does not pay the plaintiff according to the terms of the settlement, the Company has agreed that the plaintiff shall retain the right to enforce a judgment against the Company for $100,000 plus interest. The Company recorded the $25,000 as an expense in 2000.

         At December 31, 2000, the Company was a defendant in a lawsuit with a Company who provided marketing services to the company. The claim is for $70,000 and was originally brought as an arbitration case. The case has been withdrawn from arbitration by the plaintiff with a threat to reenter the claim in court. Neither the Company nor its counsel can predict a likely outcome of the case at this time.

         At December 31, 2000, the Company was a party to a dispute brought by a company who provided services to the Company in connection with raising capital for the Company. The plaintiff originally claimed amounts owed to it by the Company of up to approximately $89,000. The parties subsequently negotiated a proposed settlement which would call for the Company to pay between $16,000 and $61,000 of commissions, depending on future investments by proposed stockholders. The settlement was never consummated and no further action has occurred. The Company has accrued the $16,000 minimum amount at December 31, 2000.

         At December 31, 2000, the Company was a defendant in litigation with another company providing potential equity investors. The claim was originally for a continuing payment of $9,000 per month for fees and 99,500 shares of stock. A proposed settlement has been drafted, calling for the payment of 60,000 shares. The Company has accrued $55,000 as an expense at December 31, 2000 representing the liability it expects to incur related to settlement of this litigation.

         The Company is a party to a dispute with a consulting firm, based upon an arrangement to provide services to the Company. The Company has terminated the agreement with the consultant and demanded the return of 400,000 shares of stock and $7,000 paid to the consultant. No further action has occurred with respect to this dispute.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable
                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is quoted on the OTC Electronic Bulletin Board under the symbol "CEEG." Although trading in the Company's common stock does occur, the volume of shares has been sporadic. There can be no assurance that an established trading market will develop, the current market will be maintained or a liquid market for Capita's common stock will be available in the future. Investors should not rely on historical stock price performance as an indication of future price performance. As of December 31, 2000, the Company had 715 holders of record of its common stock, not including a count of stockholders maintaining positions in "street name." The Company has also 12 listed market-makers:

         The following table summarizes the quarterly high and low sale prices of Capita's common stock for the last two years. The closing price of Capita's common stock on March 16, 2001 was $.04 per share.

Calendar Year                                High                            Low
-------------                                ----                            ---
2000
----
First Quarter                                $2.50                         $0.62
Second Quarter                               $1.81                         $0.50
Third Quarter                                $0.91                         $0.15
Fourth Quarter                               $0.22                         $0.03

Calendar Year                                High                            Low
-------------                                ----                            ---
1999
----
First Quarter                                $0.38                         $0.13
Second Quarter                               $0.38                         $0.06
Third Quarter                                $2.19                         $0.06
Fourth Quarter                               $1.94                         $0.88


ITEM 6- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS: YEAR ENDED DECEMBER 31, 2000, COMPARED WITH YEAR ENDED DECEMBER 31, 1999

         During 2000, the philosophy of the Company shifted towards the commercialization of its technology as a distributable platform; beginning a shift away from primarily offering media research services to employing the technology in the Company's facility. To do this, the Company commenced a larger scale capital raising effort beginning in January 2000 with the stated objective of raising significant capital during the year. Through April, the Company was on target to have significant capital, having raised a substantial amount during the first four months. However, due to a deterioration in the capital market conditions, the Company's capital raising efforts became severely impaired as the year progressed.

         Given this background, the Company began shifting expenditures away from research delivery infrastructure and by mid-year was concentrating its effort on designing and applying for patents to secure a new wireless platform for its technology. Concurrent with this, the Company stepped up capital raising, public relations and investor relations efforts beginning in the Spring of 2000. However, these efforts produced limited results due to the severe decline in the equity markets. As such, towards year-end, the Company was spending most of its resources on securing intellectual property being developed by its engineering staff and engaging in marketing discussions to identify licensing and partnering opportunities for the wireless platform. It was through these efforts that the Company located a management team necessary to commercialize the new technology, culminating in the appointment of a new CEO in January 2001.

         Capita has been a development stage company since its inception. As a development stage company, it has had limited marketing activity with sales of $15,973 and $64,500 for the twelve-months ended December 31, 2000 and 1999, respectively. The sales in both periods were to "early adopters" of Capita's technology to measure the effectiveness of advertising materials or television programming. These "early adopters" purchased our services at a discounted price, in return for the competitive advantage of being the first to use the product. The gross loss on these sales increased slightly by $636, to a $65,290 loss in 2000 from a $64,654 loss in 1999. This was due to lower sales and the addition of certain fixed costs included in cost of sales, primarily due to an increase in the depreciation of testing equipment that was acquired since 1999.

         The operating costs of $2,378,938 in 2000 increased by $1,259,669 over the operating costs incurred for the twelve months ended December 31, 1999. Of this increase, technical development costs and R&D increased to $447,533 from $190,702 due to the addition of wireless headset development and database engineering costs, which includes increases in purchases, leases of software and equipment. Selling expenses increased to $179,179 from $88,616 due to increased marketing activity. Administrative and general expense increase to $1,752,226 from $839,951 which includes a substantial increase in advertising and public relations expense to $260,806, legal expense of $108,503, which included the additional costs of filing a registration statement with the SEC in the first quarter of 2000, as well as costs associated with an increased volume of intellectual property filings. Net interest expense, another component of expense, grew to $206,388 which includes interest costs of straight and convertible debt, mostly issued to stockholders which includes an accrual for imputed costs of attached warrants issued in connection with those financings. Operating costs also include increases for compensation costs, fringe benefits and option grants, which were necessary to attract and retain key employees.

RESULTS OF OPERATIONS: YEAR ENDED DECEMBER 31, 1999, COMPARED WITH YEAR ENDED DECEMBER 31, 1998

         During 1999, the philosophy of the Company was to expand demand for its media research services by developing the research staff and the computer facilities necessary to support a higher volume of television and media research projects to stimulate demand for the Company's technology. This resulted in focusing research and development efforts on developing a networked version of Capita's operating system platform. Operating costs, while remaining relatively level from 1998, shifted from the basic platform research and development efforts to the building of a delivery infrastructure employing the technology. This included the expansion of research staff and research marketing efforts.

         During the development stage period twelve months ended December 31, 1999 and 1998, respective, the Company had limited marketing activity with sales of $64,500 and $85,500. The sales in both periods were to "early adopters" of Capita's technology to measure the effectiveness of advertising materials. These "early adopters" received our product at an aggressive price, in return for the competitive advantage of being the first to use the product. The gross profit
(loss) on these sales increased to a $64,654 loss in 1999 from a $40,326 loss in 1998. This was due to lower sales and the addition of certain fixed costs included in cost of sales, primarily due to an increase in the depreciation of testing equipment that was acquired since 1998.

         The operating costs of $1,119,269 in 1999 were greater by $28,895 than the operating costs incurred for the twelve months ended December 31, 1998. The increase was attributable to research and development expense of $133,600 due to the introduction of the Capita ETS(TM) operating system during 1999, which operates in a networked environment, offering the ability to test multiple respondents during one simultaneous session. Research and development for the twelve months ended December 31, 1999 was $236,093, as compared to $102,534 for the comparable period of 1998. Operating costs also increased due to investor relations, financing fees, and depreciation expense, which were partially offset by several expenditures incurred in 1998, which did not reoccur in 1999. These expenses included expenses attributable to costs relating to the reverse acquisition into Royal American and the filing of the Form 10-SB/A with the SEC.

LIQUIDITY AND CAPITAL RESOURCES AT DECEMBER 31, 2000

         With losses expected to continue in the near future, Capita's ability to sustain operations is dependent on its ability to raise added investment capital. The Company has taken the following steps during the twelve months ended December 31, 2000, to improve its liquidity and capital resources:

1. During the twelve months ended December 31, 2000 Capita received cash proceeds of $1,525,877 from the sale of common stock.

2. The Company converted $400,000 of notes payable into its common stock, and received $75,000 from the Exercise of common stock purchase warrants.


3. The Company issued $433,678 of common stock, stock options, and warrants in consideration of salaries, services and interest.

4. The Company received $230,000 from the issuance of straight or convertible debt to a number of individual stockholders.

5. In January 2001, the Company in an effort to raise additional funding, issued subordinated convertible debentures and warrants to purchase common stock of the Company. The debentures are convertible into common stock at $.75 per common share and will receive 6% interest with certain increases. Warrants were issued at an exercise price of $1.25-$2.25 per common share with each debenture equal to 20% of the debenture. To date, the Company has sold a total of $150,000 of these debentures principally to existing stockholders. The Company intends to finance the Company for the foreseeable future using these securities. Funding will be used for intellectual property filing costs, research and development and the costs of production for its wireless headset platform, as well as to support working capital costs for media research projects which maybe ordered. This funding is also expected to cover litigation settlement costs over the next 12 months.

6. The Company has also temporarily furloughed certain employees to reduce cash requirements. These employees will be recalled upon the securing of sufficient funding.

         At December 31, 2000, the financial condition of the Company remained impaired with the working capital shortfall being met primarily from the proceeds of the issuance of investment units consisting of common stock with attached purchase warrants, and short-term working capital loans from stockholders. The above transactions net of the operating loss had the effect of increasing the total stockholders' deficiency by $194,261 to a deficiency of $722,799 at December 31, 2000.

ITEM 7-  FINANCIAL STATEMENTS

         The Company's financial statements for the years ended December 31, 2000, 1999 and 1998 are attached to this report commencing with page F-1.

ITEM 8- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On August 1, 2000, the Company was notified that Rudolph, Palitz LLC had merged with McGladrey & Pullen, LLP, the successor of that merger, and that Rudolph, Palitz LLC would no longer be the auditor for the Registrant. McGladrey & Pullen, LLP was engaged as the Company's new auditor effective August 1, 2000.

         The auditor's report from Rudolph, Palitz LLC for the Company's past two fiscal years did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to audit scope, or accounting principles. However, the report emphasized the uncertainty of the Company's ability to continue as a going concern.

         The decision to engage McGladrey & Pullen, LLP was not approved by the Company's board of directors.

         During the Company's two most recent fiscal years and the subsequent interim period preceding the change, there have been no disagreements with Rudolph, Palitz LLC on any matter of accounting principles or practices, financial disclosure, or auditing scope or procedure.

                                    PART III

ITEM 9-  DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL   PERSONS;
         COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

The Executive Officers and Directors of the Company are as follows:

Name                        Age     Position(s) Held with Company
----                        ---     -----------------------------
David B. Hunter             46      Chairman of the Board of Directors

Cletus B. Kuhla             63      President/Chief Executive Officer

Tomas J. Stenstrom          28      Executive Vice President/Chief Technology
                                    Officer/Director

Anthony J. Baratta          36      Vice President/Chief Financial Officer/
                                    Treasurer

Millard E. Tydings, II      42      Secretary and Director

Ralph Anglin                75      Director

Andrew J. Beck              52      Director

Robert M. Davis             51      Director

         Brief biographies of the Executive Officers and Directors of the Company are set forth below. All Directors hold office until the next Annual Stockholders' Meeting or until death, resignation, retirement, removal, disqualification or until their successors have been elected and qualified. Vacancies in the existing Board may be filled by majority vote of the remaining Directors.

David B. Hunter, age 46, was named Chairman of the Board in January 2001, and has been a Director and officer of the Company since July 1995. Mr. Hunter is the Company's founder, and was President and CEO until January 2001, when he was replaced by Mr. Kuhla. Prior to his involvement with the Company, Mr. Hunter was an independent money manager from 1989 until 1995, and prior to that was a Vice President with several regional investment brokerage firms, primarily Tucker Anthony & RL Day, Inc., from 1980 until 1989. Mr. Hunter is a graduate of Temple University with a BS in Accounting in 1980.

Cletus B. Kuhla, age 63, President and Chief Executive Officer. Mr. Kuhla was elected to his position by the Company in January 2001. Mr. Kuhla is a graduate of US Naval Academy, Annapolis, Maryland, with a master's degree in systems engineering from the Air Force Institute of Technology. Mr. Kuhla has over fifteen years of experience in industry in various executive positions, most recently with Iriscan Inc. (now Iridian Technologies, Inc.) of Marlton, NJ, where he served as Vice President and Chief Technology Officer. Mr. Kuhla was a founding partner of Iriscan beginning in 1993 until the end of 2000, having been instrumental in the startup of that high technology firm.

Tomas J. Stenstrom, age 28, Executive Vice President, Chief Technology Officer, and Director, has been associated with the Company since August 1997. From 1992 to 1998 he owned and operated a computer consulting firm providing hardware support, applications training, and software programming and development. From 1997 to 1998 he was employed by Prescient Systems as an Oracle Database Administrator and a Graphic User Interface (GUI) developer. From 1994 to 1997 he worked for IntelliPro as an Applications Engineer developing educational multimedia software for both the desktop PC and the Internet. He received a B.S. in Mechanical - Aerospace Engineering from Rutgers University in 1994.

Anthony J. Baratta, age 36, has been Treasurer since November 1998 and with the Company since November 1997, and was promoted to Vice President in January 2000, and to Chief Financial Officer in January 2001. From 1990 to 1997 he was employed by Pennsylvania Hospital as a cash manager. From 1985 to 1990 he was associated with Merrill Lynch and Delaware Group of Investments in operations. Mr. Baratta received a B.S. in business administration with a concentration in finance and accounting from Temple University in 1988.

Millard E. Tydings II, age 42, has been a Director of the Company since September 1996. Currently an independent financial consultant and mergers and acquisitions specialist, Mr. Tydings was formerly a marketing representative with the United States Chamber of Commerce from 1992-1994. He received a B.A. from Johns Hopkins University in 1992.

Ralph Anglin, age 75, Director, has been a Director of the Company since November 1998. Currently Mr. Anglin is an active consultant with PRA Development and Management Corporation. From 1980 to 1985 he was the President of Robb Cape Inc. Mr. Anglin is a graduate of the Massachusetts Institute of Technology with a B.S. in civil engineering in 1953.

Andrew J. Beck, age 52, Director, has been a Director of the Company since August 2000. Mr. Beck is a member of the Executive Committee of the international law firm of Torys, specializing in securities and transactional corporate law as a partner in the New York City office. Mr. Beck is a graduate of Stanford Law School in 1972, and received a BA in economics from Carleton College in 1969.

Robert M. Davis, age 51, Director, has been a Director of the Company since February 2001. Currently, Mr. Davis is president of Davis Trachtenberg, Inc., Insurance Brokers, and has headed that Company since 1971. Mr. Davis is a graduate of Penn State University in 1971. Mr. Davis is also a director of the March of Dimes of Southeastern Pennsylvania.

As of the date of this filing, Mr. Stenstrom and Mr. Baratta were temporarily serving as uncompensated consultants.

Section 16(a) Beneficial Ownership Reporting Compliance

         Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, no director, officer or beneficial owner of ten percent or more of the Company's common stock failed to file on a timely basis any of the reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended, during 2000.

ITEM 10- EXECUTIVE COMPENSATION

         The following table sets forth the salary and bonus compensation paid during the fiscal years ended December 31, 2000, 1999 and 1998 to the President and Chief Executive Officer of the Company. Only one officer/employee of the Company received calendar 2000 salary and bonus compensation, which exceeded $100,000. Officers currently do not receive any bonuses. Directors do not receive any type of compensation for attending the board meetings.

                           Summary Compensation Table

    Name and          Fiscal
Principal Position    Year       Annual Compensation                            Long Term Compensation
------------------    ----       -------------------                            ----------------------
                                                   Other Annual    Restricted       Securities     All Other
                            Salary ($) Bonus ($)   Compensation    Stock Award(s)   Underlying     Compensation
                                                       ($)              ($)         Options (#)         ($)
David B. Hunter       2000  $116,034     --             --               --               --              --
President and
Chief Executive       1999   $61,731     --             --               --               --              --
Officer
                      1998   $55,385     --             --               --               --              --

The Company executed management contracts in July 2000 for three officers and one employee. The Company executed a management contract for its new president in February 2001. These management contracts carry terms of from 1 year to 5 years, specifying base salaries and benefits for the contract period.

ITEM 11- SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT

         The following table sets forth the number and percentage of shares of our common stock owned of record and beneficially by each person or entity owning more than 5% of such shares, each director, our Chief Executive Officer and all our executive officers and directors, as a group at January 24, 2001. Under the rules of the Commission, a person is deemed to be a beneficial owner of a security if such person has or shares the power to dispose of or to direct the disposition of, or to vote or to direct the voting of, such security. In general, a person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days.

================================================================================
                                              Number of
                                                Shares                 Current
Name                                            OwneRud               Percentage
----                                            -------               ----------
Ralph Anglin  (2) (3)                         4,246,696                 13.72%
111 S. Independence Mall E., Suite 100
Philadelphia, PA  19106

David B. Hunter (2) (4)                       3,644,727                 11.78%
591 Skippack Pike
Blue Bell, PA  19422

James R. Salim                                2,977,000                  9.62%
3510 Turtle Creek Boulevard, #2D
Dallas, TX  75219

SoundShore Holdings Ltd (5)                   1,629,329                  5.26%
C/O AIG Int'l Management Company, Inc.
1281 East Main Street
Stamford, CT  06902

Tomas J. Stenstrom (1) (6)                    1,350,000                  4.36%
591 Skippack Pike
Blue Bell, PA  19422

Robert M. Davis (2) (7)                         812,268                  2.62%
C/O Davis Trachtenberg, Inc.
P.O. Box 3000
Phoenixville, PA  19460

Andrew J. Beck (2)                              362,857                  1.17%
C/O Torys
237 Park Avenue
New York, NY  10017

Anthony J. Baratta (1) (8)                      560,000                  1.81%
591 Skippack Pike
Blue Bell, PA  19422

Millard E. Tydings, II (2) (9)                  120,000                  0.39%
2705 Pocock Road
Monkton, MD  21111

All Executive Officers and                   11,096,548                 35.85%
Directors as a Group
================================================================================
(1)      Officer and Director.

(2)      Director only.

(3) Included in Mr. Anglin's shareholdings are 76,010 shares owned by his profit-sharing plan and 1,402,000 shares owned by his personal IRA.
         Also included are 525,000 shares issuable upon the exercise of his warrants and 350,000 stock options

(4)      Included in Mr. Hunter's shareholdings are 650,000 stock options.

(5) Included in SoundShore Holdings Ltd.'s shareholdings are 1,333,500 shares issuable upon the exercise of its warrants.

(6)      Included in Mr. Stenstrom's shareholdings are 400,000 stock options.

(7) Included in Mr. Davis's shareholdings are 391,134 shares issuable upon the exercise of his warrants.

(8)      Included in Mr. Baratta's shareholdings are 200,000 stock options.

(9)      Including in Mr. Tydings' shareholdings are 20,000 stock options.

ITEM 12- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In October of 1996, Media Solutions, a predecessor of the Company, entered into a $100,000 bridge loan agreement with Margaret W. Long, one of its stockholders. Under the terms of the agreement, the Company utilized borrowed funds to satisfy near term working capital obligations. Management believes that repayment would come both from anticipated system sales and from proceeds of an offering of equity securities to outside investors. This loan was converted by mutual agreement into common stock, including all accrued interest, in July 1999, at the rate of $.25 per share, retiring the loan to Ms. Long in its entirety.

During 1999, we issued 191,340 shares of common stock at $.25 per share to William Hummel, a former Director, as prepaid rent on office space that we lease and office equipment.

In January 1999, we issued 84,000 shares of common stock at $.25 per share to Ralph Anglin, a Director, in return for various office furniture and fixtures at a fair market value of $21,000. In December 1999, Mr. Anglin loaned us $24,167 to cover temporary working capital needs. This loan was repaid in January 2000.

In June 1999, we issued 3,350,273 shares of common stock to officers and directors in exchange for a non-recourse note receivable totaling $837,568, at the rate of $.25 per share.

In  August  1999,  a  note  payable,   including  accrued  interest,  due  to  a
stockholder, was converted into 525,537 shares of common stock.

On August 24, 2000, the Company sold 25,000 Investment Units to Ralph Anglin, a director, for $10,000. These Units included 25,000 shares of common stock and 25,000 warrants exercisable into 25,000 shares of common stock at an exercise price of $.40 for a period of two years.

On November 14, 2000, the Company sold 500,000 Investment Units to Ralph Anglin, a director, for $50,000. These Units included 500,000 shares of common stock and 500,000 warrants exercisable into 500,000 shares of common stock at an exercise price of $.40 for a period of two years.

During 2000, the company paid Torys, its securities law firm, an aggregate of $99,076 in legal fees. Andrew Beck, a director of the Company, is a partner with that firm. The Company issued a total of 162,857 shares of common stock in exchange for a portion of those legal fees, an amount totaling $37,153, including options exercised at $.89 per common share.

On January 4, 2001, the Company issued 460,000 shares to four employees and one technical consultant to the Company at an issue price of $.045 per share, which includes 250,000 shares issued to two officers.

On January 4, 2001, the Company issued 1,014,000 incentive stock options and nonqualified stock options, at $.045 per common share to nine employees, directors and/or officers of the Company. These options have a term of ten years. The options are fully invested.

In January 2001, the Company received $9,000 in proceeds for 225,000 shares of the Company's common stock at $.04 per common share. In addition, 225,000 warrants were issued at a conversion price of $.40 per common share.

In January 2001, the Company issued subordinated convertible debentures and warrants to purchase common stock of the Company. Debentures are convertible at $.75 per common share and will receive a 6% coupon, with a 1 point increase in the rate for each subsequent six month period in which the debenture is held before conversion (maximum of 9%). Warrants will be issued with each debenture equal to 20% of the debenture amount divided by $1.00. In January 2001, the Company received $100,000 from Ralph Anglin, a director and $50,000 from a stockholder, in conjunction with this debt offering.

                                                        PART IV

ITEM 13-EXHIBITS AND REPORTS ON FORM 8-K

3(i) Articles of Incorporation (Incorporated by reference to Exhibit 3(i) to the Company's Registration Statement on Form 10-SB).
3(ii) By-laws of the Company (Incorporated by reference to Exhibit 3(ii) to the Company's Registration Statement on Form 10SB).
4(a) Capita Research Group, Inc. 1999 Stock Option Plan (Incorporated by reference to Exhibit 4(a) to the Company's Registration Statement on Form SB-2 (file No. 333-30116)).
4(b) Warrants dated August 5, 1999 granted to Jim Salim (Incorporated by reference to Exhibit 4(b) to the Company's Registration Statement on Form SB-2 (file No. 333-30116)).
4(c) Form of A Warrant (Incorporated by reference to Exhibit 4(c) to the company's Registration Statement on Form SB-2 (file No. 333-30116)).
4(d) Form of B Warrant (Incorporated by reference to Exhibit 4(d) to the Company's Registration Statement on Form SB-2 (file No. 333-30116)).
10(a) NASA License Agreement (Incorporated by reference to Exhibit 10(c) to the Company's Registration Statement on Form 10SB).
10(b) Modification No. 1 to NASA License Agreement (Incorporated by reference to Exhibit 10(b) to the Company's Registration Statement on Form SB-2 (file No. 333-30116)).
10(c) Modification No. 2 to NASA License Agreement (Incorporated by reference to Exhibit 10(c) to the Company's Registration Statement on Form SB-2 (file No. 333-30116)).
10(d) Exchange Agreement dated January 27, 1998 between David B. Hunter, Exchange Agent for the stockholders of NextGen Systems, Inc., and Royal American Mining Properties, Ltd. (Incorporated by reference to Exhibit 10(b) to the Company's Registration Statement on Form 10-SB).
10(e) Loan Agreement dated as of August 5, 1999 between the Company and Jim Salim (Incorporated by reference to Exhibit 10(e) to the Company's Registration Statement on Form SB-2 (file No. 333-30116)).
10(f) Securities Purchase Agreement dated as of January 6, 2000 by and among the Company, SoundShore Holdings Ltd., SoundShore Opportunity Holding Fund Ltd. and SoundShore Strategic Holding Fund Ltd. (Incorporated by reference to Exhibit 10(f) to the Company's Registration Statement on Form SB-2 (file No. 333-30116)).
10(g) Securities Purchase Agreement dated as of January 21, 2000 by and among the Company, Andrew Gitlin, John Lepore, Edward Okine, Philip Platek, Howard Fischer and Michael Hamblett (Incorporated by reference to
         Exhibit 10(g) to the Company's Registration Statement on Form SB-2 (file No. 333-30116)).
10(h) Securities Purchase Agreement dated as of March 6, 2000 between the Company and David G. Sandelovsky (Incorporated by reference to Exhibit 10(h) to the Company's Registration Statement on Form SB-2 (file No. 333-30116)).
10(i) Securities Purchase Agreement dated as of March 9, 2000 between the Company and Dwight Nelson (Incorporated by reference to Exhibit 10(i) to the Company's Registration Statement on Form SB-2 (file No. 333-30116)).
10(j) Registration Rights Agreement dated August 5, 1999 between the Company and Jim Salim (Incorporated by reference to Exhibit 10(j) to the Company's Registration Statement on Form SB-2 (file No. 333-30116)).
10(k) Registration Rights Agreement dated as of January 6, 2000 by and among the Company, SoundShore Holdings Ltd., SoundShore Opportunity Holding Fund Ltd. and SoundShore Strategic Holding Fund Ltd. (Incorporated by reference to Exhibit 10(k) to the Company's Registration Statement on Form SB-2 (file No. 333-30116)).
10(l) Registration Rights Agreement dated as of January 21, 2000 by and among the Company, Andrew Gitlin, John Lepore, Edward Okine, Philip Platek, Howard Fischer and Michael Hamblett (Incorporated by reference to
         Exhibit 10(l) to the Company's Registration Statement on Form SB-2 (file No. 333-30116)).
10(m) Registration Rights Agreement dated as of March 6, 2000 between the Company and David G. Sandelovsky (Incorporated by reference to Exhibit 10(m) to the Company's Registration Statement on Form SB-2 (file No. 333-30116)).
10(n) Registration Rights Agreement dated as of March 9, 2000 between the Company and Dwight Nelson (Incorporated by reference to Exhibit 10(n) to the Company's Registration Statement on Form SB-2 (file No. 333-30116)).
a. The Company did not file any reports on Form 8-K during the quarter ended December 31, 2000.

                   CAPITA RESEARCH GROUP, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998



                       CONSOLIDATED FINANCIAL STATEMENTS

                                TABLE OF CONTENTS



                                                                       PAGE(s)
                                                                       -------
INDEPENDENT AUDITOR'S REPORTS............................................F-1-2

CONSOLIDATED BALANCE SHEETS................................................F-3

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS.........................F-4

CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN STOCKHOLDERS'
    DEFICIENCY.............................................................F-5

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS ......................F-6-7

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS ............F-8 - F-21

                          INDEPENDENT AUDITOR'S REPORT

Directors and Stockholders
Capita Research Group, Inc.
(A Development Stage Company)
Blue Bell, Pennsylvania

         We have audited the accompanying consolidated balance sheet of Capita Research Group, Inc. and Subsidiary (a development stage company) as of December 31, 2000 and the related consolidated statements of operations, changes in stockholders' deficiency, and cash flows for the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Capita Research Group, Inc. and Subsidiary (a development stage company) as of December 31, 1999 and the related consolidated statements of operations, changes in stockholders' deficiency and cash flows for the period January 1, 1996 through December 31, 1999 were audited by Rudolph, Palitz LLC, independent accountants, whose members merged with McGladrey & Pullen, LLP on August 1, 2000. Rudolph, Palitz LLC's report dated February 25, 2000 expressed an unqualified opinion on those statements.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Capita Research Group, Inc. and Subsidiary (a development stage company), as of December 31, 2000 and the results of their operations, and their cash flows for the year ended December 31, 2000, in conformity with generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company is a development stage company with no significant operating results to date, has suffered recurring losses and is experiencing severe difficulty in generating sufficient cash to meet its obligations and sustain its operations, all of which raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                            By:/s/ McGladrey & Pullen, LLP
                                            ------------------------------
                                                   McGLADREY & PULLEN, LLP

Blue Bell, Pennsylvania
February 23, 2001, except for the
  "Litigation" section of Note 7, which is as of March 26, 2001

                          INDEPENDENT AUDITORS' REPORT



Directors and Stockholders
Capita Research Group, Inc.
(A Development Stage Company)
Blue Bell, Pennsylvania

         We have audited the accompanying consolidated balance sheet of Capita Research Group, Inc. and Subsidiary (Formerly NextGen Systems, Inc. and Subsidiary and Affiliate) (a development stage company) as of December 31, 1999 and the related consolidated statements of operations, changes in stockholders' deficiency, and cash flows for each of the two years ended December 31, 1999 and the consolidated and combined statements of operations, changes in stockholders' deficiency and cash flows for the period January 1, 1996 through December 31, 1999. These consolidated and combined financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted accounting standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the financial position of Capita Research Group, Inc. and Subsidiary and Affiliate (a development stage company), as of December 31, 1999 and the results of their operations, and their cash flows for the period January 1, 1996 through December 31, 1999, in conformity with generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company is a development stage company with no significant operating results to date and has suffered recurring losses which raise substantial doubt about their ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                 By:/s/ Rudolph, Palitz LLC
                                                 --------------------------
                                                        RUDOLPH, PALITZ LLC



February 25, 2000
Blue Bell, Pennsylvania

                   CAPITA RESEARCH GROUP, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                     ASSETS
                                                                           2000           1999
                                                                    -----------    -----------
CURRENT ASSETS
     Cash                                                           $     1,709    $     4,840
     Prepaid expenses                                                    14,860         20,424
     Accounts and other receivables, net of allowance of
        $65,612 in 2000 (Note 2)                                           --           28,094
                                                                    -----------    -----------
           Total current assets                                          16,569         53,358
                                                                    -----------    -----------

PROPERTY AND EQUIPMENT, NET (Note 4)                                    179,459        209,687
                                                                    -----------    -----------

OTHER ASSETS
     Due from stockholder                                                  --           40,235
     Deposits                                                            17,910          1,493
                                                                    -----------    -----------
           Total other assets                                            17,910         41,728
                                                                    -----------    -----------

                                                                    $   213,938    $   304,773
                                                                    ===========    ===========

                         LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
     Accounts payable and accrued expenses (Note 7)                 $   646,670    $   369,918
     Current portion of obligations under capital leases (Note 7)        22,161         20,007
     Due to stockholders (Note 3)                                       250,000        420,000
                                                                    -----------    -----------
           Total current liabilities                                    918,831        809,925
                                                                    -----------    -----------

OBLIGATIONS UNDER CAPITAL LEASES,
     NET OF CURRENT PORTION (Note 7)                                     17,906         23,386
                                                                    -----------    -----------

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS'  DEFICIENCY (Notes 10 and 12)
     Common stock, Capita Research Group, Inc.
        $.001 par value, 100,000,000 shares authorized;
        27,731,447 and 20,295,946 issued and outstanding
        at December 31, 2000 and 1999, respectively                      27,731         20,296
     Additional paid-in capital                                       6,477,637      3,883,757
     Deficit accumulated during development stage                    (6,217,545)    (3,566,929)
                                                                    -----------    -----------
                                                                        287,823        337,124
     Stock subscription receivable                                     (913,822)      (865,662)
     Unearned compensation                                              (96,800)          --
                                                                    -----------    -----------

           Total stockholders' deficiency                              (722,799)      (528,538)
                                                                    -----------    -----------

                                                                    $   213,938    $   304,773
                                                                    ===========    ===========

                 See Notes to Consolidated Financial Statements

                   CAPITA RESEARCH GROUP, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF OPERATIONS

                 YEARS ENDED DECEMBER 31, 2000, 1999, 1998, AND
              PERIOD FROM JANUARY 1, 1996 THROUGH DECEMBER 31, 2000

                                                                                           PERIOD FROM
                                                                                         JANUARY 1, 1996
                                                                                             THROUGH
                                                2000         1999         1998          DECEMBER 31, 2000
                                       (Consolidated)  (Consolidated)  (Consolidated) (Consolidated & Combined)
                                        ------------    ------------    ------------    ------------
REVENUES                                $     15,973    $     64,500    $     85,500    $    608,521

COST OF REVENUES                              81,263         129,154         125,826         685,518
                                        ------------    ------------    ------------    ------------

GROSS LOSS                                   (65,290)        (64,654)        (40,326)        (76,997)

OPERATING EXPENSES
    Selling                                  179,179          88,616          47,425         417,836
    Technical and research                   447,533         190,702         195,189         981,628
    Administrative and general             1,752,226         839,951         847,760       4,349,480
                                        ------------    ------------    ------------    ------------

       Total operating expenses            2,378,938       1,119,269       1,090,374       5,748,944
                                        ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                      (2,444,228)     (1,183,923)     (1,130,700)     (5,825,941)
                                        ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE)
    Interest income                            8,736          29,263            --            41,899
    Interest expense                        (215,124)        (49,059)        (29,982)       (319,230)
                                        ------------    ------------    ------------    ------------

       Total other expense                  (206,388)        (19,796)        (29,982)       (277,331)
                                        ------------    ------------    ------------    ------------

LOSS BEFORE INCOME TAXES                  (2,650,616)     (1,203,719)     (1,160,682)     (6,103,272)

INCOME TAXES (Note 6)                           --              --              --              --
                                        ------------    ------------    ------------    ------------

NET LOSS                                $ (2,650,616)   $ (1,203,719)   $ (1,160,682)   $ (6,103,272)
                                        ============    ============    ============    ============

NET LOSS PER SHARE, BASIC AND DILUTED   $      (0.11)   $      (0.07)   $      (0.10)           --
                                        ============    ============    ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING       23,993,309      17,307,956      11,380,306            --
                                        ============    ============    ============    ============

                 See Notes to Consolidated Financial Statements

                      CAPITA RESEARCH GROUP AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

                                                                                 MEDIA SOLUTIONS          CAPITA RESEARCH
                                                      NEXTGEN SYSTEMS, INC.     INTERNATIONAL, INC.          GROUP, INC.
                                                      NUMBER OF      DOLLAR    NUMBER OF     DOLLAR     NUMBER OF      DOLLAR
                                                       SHARES        AMOUNT     SHARES       AMOUNT      SHARES        AMOUNT
                                                     -----------  ----------- ----------- -----------  -----------   -----------
Balance,
    January 1, 1996                                          500  $       500        --   $      --           --     $      --
    Issuance of stock
      at inception                                          --           --       100,000       1,000         --            --
    Issuance of stock                                       --           --     1,826,750      18,268         --            --
Net loss                                                    --           --          --          --           --            --
                                                     -----------  ----------- ----------- -----------  -----------   -----------
Balance,
    December 31, 1996                                        500          500   1,926,750      19,268         --            --
    Issuance of stock                                    337,350      337,350        --          --           --            --
    Issuance of stock                                       --           --        38,850         388         --            --
    Stock redemption
      and retirement                                        --           --      (705,500)     (7,055)        --            --
    Stock redemption
      and retirement                                        (415)        (415)       --          --           --            --
Net loss                                                    --           --          --          --           --            --
                                                     -----------  ----------- ----------- -----------  -----------   -----------
Balance,
    December 31, 1997                                    337,435      337,435   1,260,100      12,601         --            --
Exchange and reorganization:
    Issuance of common stock in exchange for
      debt obligations (Note 1)                          218,485      218,485      10,000         100         --            --
    Issuance of common stock in exchange for
       shares of MSII in connection with the
       merger of January 12, 1998 (Note 1)             1,099,250    1,099,250    (219,850)     (2,199)        --            --
    Redemption of shares in NextGen and
      MSII for no consideration (Note 1)                     (85)         (85) (1,050,250)    (10,502)        --            --
    Issuance of stock                                     72,000       72,000        --          --           --            --
    Issuance of shares in Royal in exchange for
      shares of NextGen in connection with the
      merger of January 29, 1998 (Note 1)             (1,727,085)  (1,727,085)       --          --      9,580,000         9,580
    Issuance of stock                                       --           --          --          --      3,982,900         3,983
Net loss                                                    --           --          --          --           --            --
                                                     -----------  ----------- ----------- -----------  -----------   -----------
Balance,
    December 31, 1998                                       --           --          --          --     13,562,900        13,563
    Issuance of common stock in exchange for
      debt obligations (Note 1)                             --           --          --          --        525,537           525
    Issuance of stock for cash                              --           --          --          --      1,832,516         1,833
    Issuance of stock services                              --           --          --          --      1,024,720         1,025
    Issuance of warrants (Note 3)                           --           --          --          --           --            --
    Common stock subscribed (Note 10)                       --           --          --          --      3,350,273         3,350
    Interest on Subscriptions (Note 10)                     --           --          --          --           --            --
Net loss                                                    --           --          --          --           --            --
                                                     -----------  ----------- ----------- -----------  -----------   -----------
Balance,
    December 31, 1999                                       --           --          --          --     20,295,946        20,296
    Issuance of stock, January 6, 2000 (Note 1)             --           --          --          --      1,000,000         1,000
    Issuance of stock, January 21, 2000 (Note 1)            --           --          --          --        260,000           260
    Issuance of stock for services                          --           --          --          --        669,774           670
    Issuance of stock and warrants for cash                 --           --          --          --      3,205,727         3,205
    Issuance of common stock in exchange for
      debt obligations May 2000 (Notes 1 and 3)             --           --          --          --      1,600,000         1,600
    Exercise of warrants (Notes 1 and 3)                    --           --          --          --        300,000           300
    Interest expense on issuance of warrants (Note 3)       --           --          --          --           --            --
    Unearned Compensation (Note 1)                          --           --          --          --        400,000           400
    Amortization of Unearned Compensation                   --           --          --          --           --            --
    Interest on Subscriptions (Note 10)                     --           --          --          --           --            --
Net loss                                                    --           --          --          --           --            --
                                                     -----------  ----------- ----------- -----------  -----------   -----------
Balance,
    December 31, 2000                                       --    $      --          --   $      --     27,731,447   $    27,731
                                                     ===========  =========== =========== ===========  ===========   ===========

                 See Notes to Consolidated Financial Statements

                     CAPITA RESEARCH GROUP AND SUBSIDIARY -
                          (A DEVELOPMENT STAGE COMPANY)

               STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                                  (Continued)

                                                                                                         DEFICIT
                                                                                                       ACCUMULATED
                                                     ADDITIONAL       STOCK                            DURING THE
                                                      PAID-IN     SUBSCRIPTION       UNEARNED          DEVELOPMENT
                                                      CAPITAL      RECEIVABLE      COMPENSATION           STAGE           TOTAL
                                                     -----------  --------------  ----------------     ------------    ------------
Balance,
    January 1, 1996                                   $ 199,429             $ -               $ -       $ (114,273)       $ 85,656
    Issuance of stock
      at inception                                            -               -                 -                -           1,000
    Issuance of stock                                   131,732               -                 -                -         150,000
Net loss                                                      -               -                 -         (398,975)       (398,975)
                                                     -----------  --------------  ----------------     ------------    ------------
Balance,
    December 31, 1996                                   331,161               -                 -         (513,248)       (162,319)
    Issuance of stock                                         -               -                 -                -         337,350
    Issuance of stock                                   193,902               -                 -                -         194,290
    Stock redemption
      and retirement                                      7,055               -                 -                -               -
    Stock redemption
      and retirement                                        415               -                 -                -               -
Net loss                                                      -               -                 -         (689,280)       (689,280)
                                                     -----------  --------------  ----------------     ------------    ------------
Balance,
    December 31, 1997                                   532,533               -                 -       (1,202,528)       (319,959)
Exchange and reorganization:
    Issuance of common stock in exchange for
      debt obligations (Note 1)                          24,900               -                 -                -         243,485
    Issuance of common stock in exchange for
       shares of MSII in connection with the
       merger of January 12, 1998 (Note 1)                2,199               -                 -                -       1,099,250
    Redemption of shares in NextGen and                                       -                 -                -               -
      MSII for no consideration (Note 1)                 10,587               -                 -                -               -
    Issuance of stock                                         -               -                 -                -          72,000
    Issuance of shares in Royal in exchange for
      shares of NextGen in connection with the
      merger of January 29, 1998 (Note 1)               618,155               -                 -                -      (1,099,350)
    Issuance of stock                                   992,740               -                 -                -         996,723
Net loss                                                      -               -                 -       (1,160,682)     (1,160,682)
                                                     -----------  --------------  ----------------     ------------    ------------
Balance,
    December 31, 1998                                 2,181,114               -                 -       (2,363,210)       (168,533)
    Issuance of common stock in exchange for
      debt obligations (Note 1)                         130,859               -                 -                -         131,384
    Issuance of stock for cash                          416,025               -                 -                -         417,858
    Issuance of stock services                          267,447               -                 -                -         268,472
    Issuance of warrants (Note 3)                        26,000               -                 -                -          26,000
    Common stock subscribed (Note 10)                   834,218        (837,568)                -                -               -
    Interest on Subscriptions (Note 10)                  28,094         (28,094)                                                 -
Net loss                                                      -               -                 -       (1,203,719)     (1,203,719)
                                                     -----------  --------------  ----------------     ------------    ------------
Balance,
    December 31, 1999                                 3,883,757        (865,662)                -       (3,566,929)       (528,538)
    Issuance of stock, January 6, 2000 (Note 1)         499,000               -                 -                -         500,000
    Issuance of stock, January 21, 2000 (Note 1)        129,740               -                 -                -         130,000
    Issuance of stock for services                      247,347               -                 -                -         248,017
    Issuance of stock and warrants for cash             817,672               -                 -                -         820,877
    Issuance of common stock in exchange for
      debt obligations May 2000 (Notes 1 and 3)         398,400               -                 -                -         400,000
    Exercise of warrants (Notes 1 and 3)                 74,700               -                 -                -          75,000
     Issuance of warrants (Note 3)                      185,261               -                 -                -         185,261
    Unearned Compensation (Note 1)                      193,600               -          (193,600)               -             400
    Amortization of Unearned Compensation                     -               -            96,800                -          96,800
    Interest on Subscriptions (Note 10)                  48,160         (48,160)                -                -               -
Net loss                                                      -               -                 -       (2,650,616)     (2,650,616)
                                                     -----------  --------------  ----------------     ------------    ------------
Balance,
    December 31, 2000                                $ 6,477,637     $ (913,822)        $ (96,800)     $ (6,217,545)    $ (722,799)
                                                     ===========  ==============  ================     ============    ============

                 See Notes to Consolidated Financial Statements

                                F-5 (Continued)

                   CAPITA RESEARCH GROUP, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

  YEARS ENDED DECEMBER 31, 2000, 1999, 1998 AND PERIOD FROM JANUARY 1, 1996 TO
                                DECEMBER 31, 2000

                                                                                                  PERIOD FROM
                                                                                                 JANUARY 1, 1996
                                                                                                     THROUGH
                                                                                                DECEMBER 31, 2000
                                                         2000           1999           1998      (Consolidated
                                                    (Consolidated) (Consolidated) (Consolidated)  & Combined)
                                                     -----------    -----------    -----------    -----------
OPERATING ACTIVITIES
    Net loss                                         $(2,650,616)   $(1,203,719)   $(1,160,682)   $(6,103,272)
    Adjustments to reconcile net loss to
       net cash used in operating activities:
          Stock, stock options and warrants issued
             for salaries, services and interest         433,678        297,488        460,208      1,191,374
          Gain on the sale of asset                         --             --             --           (3,900)
          Depreciation                                    77,448         73,999         33,816        234,267
          Amortization                                   126,223         14,980         27,449        187,897
          Provision for loss on other receivables
           (Note 1)                                       65,612           --             --           65,612
    Changes in operating assets and liabilities:
       (Increase) decrease in:
          Accounts and other receivables                 (37,518)       (27,093)         1,000         10,498
          Other assets                                   (16,417)         2,067          1,369        (13,910)
          Prepaid expenses                                 5,564        (10,916)        (9,508)       (14,860)
       Increase (decrease) in:
          Accounts payable and accrued expenses          276,752        212,233         25,044        626,127
                                                     -----------    -----------    -----------    -----------
             Net cash used in operating activities    (1,719,274)      (640,961)      (621,304)    (3,820,167)
                                                     -----------    -----------    -----------    -----------

INVESTING ACTIVITIES
    Purchase of equipment                                (50,994)      (169,449)       (16,255)      (312,052)
    Organization costs                                      --             --             --          (38,883)
    Advances to (collections from) stockholder            40,235        (24,701)       (15,534)          --
                                                     -----------    -----------    -----------    -----------
             Net cash used in investing activities       (10,759)      (194,150)       (31,789)      (350,935)
                                                     -----------    -----------    -----------    -----------

FINANCING ACTIVITIES
    Proceeds from issuance of stock                    1,525,877        417,858        675,075      3,301,450
    Proceeds from note payable                              --             --             --           60,000
    Proceeds from (repayment of) stockholder
     loans, net                                          230,000        420,000         (8,966)       878,866
    Proceeds from other loans                               --             --             --            8,300
    Repayment of capital lease obligations               (28,975)       (17,208)        (8,905)       (55,088)
    Repayment of loans                                      --             --             --          (21,341)
                                                                    -----------    -----------    -----------
                                                                                                  -----------
             Net cash provided by financing
               activities                              1,726,902        820,650        657,204      4,172,187
                                                     -----------    -----------    -----------    -----------

NET (DECREASE) INCREASE IN CASH                           (3,131)       (14,461)         4,111          1,085

CASH, BEGINNING                                            4,840         19,301         15,190            624
                                                     -----------    -----------    -----------    -----------

CASH, ENDING                                         $     1,709    $     4,840    $    19,301    $     1,709
                                                     ===========    ===========    ===========    ===========

                 See Notes to Consolidated Financial Statements

                   CAPITA RESEARCH GROUP, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                                  (Continued)

  YEARS ENDED DECEMBER 31, 2000, 1999, 1998 AND PERIOD FROM JANUARY 1, 1996 TO
                                DECEMBER 31, 2000

                                                                                                   PERIOD FROM
                                                                                                 JANUARY 1, 1996
                                                                                                     THROUGH
                                                                                                DECEMBER 31, 2000
                                                         2000           1999           1998      (Consolidated
                                                     (Consolidated)(Consolidated) (Consolidated)   & Combined)
                                                     =============  =============  ============= ==============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Capital lease obligations incurred related to
       the acquisition of equipment                      $ 25,649       $ 36,706       $ 32,800       $ 95,155
                                                     =============  =============  ============= ==============

    Conversion of notes payable to
       common stock                                     $ 400,000      $ 131,384      $ 176,825      $ 708,209
                                                     =============  =============  ============= ==============

    3,350,273 shares of common stock sold
       to Officers and Directors in exchange for
       subscription notes receivable (Note 10)           $ 48,160      $ 837,568            $ -      $ 885,728
                                                     =============  =============  ============= ==============

    Cash paid during the year for:
       Interest                                           $ 8,512        $ 5,180        $ 6,324       $ 20,016
                                                     =============  =============  ============= ==============

                 See Notes to Consolidated Financial Statements

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

               Capita's predecessor, NextGen (formerly Media Solutions, Inc., "Media Solutions" or "MSI"), was incorporated in Pennsylvania on June 6, 1994, for the purpose of developing and selling MediaLink, a client/server software system used by the direct-response advertising industry. From January 1, 1996 through December 31, 2000, the Company, its subsidiary Capita Systems, Inc., and their predecessors have been principally devoted to research and development, organizational activities, and raising capital. The Company has had insignificant revenues from operations, since its inception. The ultimate recovery of the Company's investments and costs is dependent on future profitable operations and continued funding, which presently cannot be determined.

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

                   CAPITA RESEARCH GROUP, INC. AND SUBSIDIARY
                          (A Development Stage Company)

             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 1.  HISTORY  AND  NATURE  OF  THE  BUSINESSES  AND  BUSINESS   COMBINATIONS
         (CONTINUED)

               In June 1997, Media Solutions formed Capita Systems, Inc., a Delaware corporation and a wholly owned subsidiary of Media Solutions, for the purpose of commercializing and marketing its advertising testing service.

               On July 31, 1997, NextGen and MSII agreed to sell the MediaLink asset and related business to Columbine JDS Systems, Inc., an unrelated party, for a future payment of $350,000 contingent upon defined levels of profitability. The transaction was completed in October 1997. Through December 31, 2000, the Company has not received any payments. In connection with the agreement, and for no consideration, NextGen's founder relinquished his officer's position and stock ownership in NextGen and became an employee in Columbine JDS Systems, Inc.

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

                   CAPITA RESEARCH GROUP, INC. AND SUBSIDIARY
                          (A Development Stage Company)

             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 1.  HISTORY  AND  NATURE  OF  THE  BUSINESSES  AND  BUSINESS   COMBINATIONS
         (CONTINUED)

               On January 27, 1998, prior to the transaction described below, $35,000 of notes payable were converted into 35,000 shares of NextGen. In addition, the Board of Directors of the Company approved a transaction with Royal American Mining Company ("Royal"), a Nevada corporation, whose only activity had been filing fee expenses during its fiscal year. Royal had no significant revenues for the three fiscal years prior to the transaction with the Company. On January 29, 1998, the Transaction was completed as the Company obtained approval from 100% of its stockholders. On January 30, 1998, the Royal stockholders approved the transaction between NextGen and Royal, whereby the stockholders of NextGen exchanged 100% of the outstanding common stock of NextGen for 90% of the outstanding common stock of Royal (the
         "Exchange"). The Exchange was accounted for as a reverse acquisition whereby NextGen, in substance, acquired Royal, allocating the fair value of Royal shares exchanged over the assets and liabilities of NextGen prior to the merger; therefore, no goodwill was recognized. Accordingly, the historical financial statements are those of the accounting acquirer, NextGen and not the financial statements of the legal acquirer, Royal. No value was ascribed to Royal's net operating loss carryforwards as a result of potential decrease and/or limitations in these carryforwards due to the change in control.

               In connection with this exchange, Royal changed its name to Capita Research Group, Inc. In addition, the Board of Directors approved a 2 for 1 stock split whereby the stockholders of Royal were entitled to two shares for each share owned by them in Royal.

               In July 1998, the Company filed Form 10-SB with the Securities and Exchange Commission to register all of its 100,000,000 shares of common stock with a par value of One Mill ($0.001) per share.

               The Company currently employs seven professionals and several independent contractors who provide services on an "as needed" basis. The Company maintains offices in Blue Bell, Pennsylvania. The Company owns or leases all of its equipment and software, and has under development, numerous software and hardware applications to enhance its capabilities in advertising and media testing. The Company intends to obtain patents and software copyrights, as products are developed, to protect its intellectual property.

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

                   CAPITA RESEARCH GROUP, INC. AND SUBSIDIARY
                          (A Development Stage Company)

             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 1.  HISTORY  AND  NATURE  OF  THE  BUSINESSES  AND  BUSINESS   COMBINATIONS
         (CONTINUED)

               On January 6, 2000, the Company sold 1,000,000 Investment Units ("Units") to three investment funds (the SoundShore Funds), managed by AIG International Management Company, Inc. ("AIG"), for a purchase price of $500,000. The units consisted of 1,000,000 shares of common stock, 1,000,000 warrants (Class A) exercisable into one share each of common stock, at a conversion price of $.50 per share, and 1,000,000 warrants (Class B) exercisable into one share of common stock at a conversion price of $1.00 per share. Each warrant series has an exercise period of five years from the date of issuance. The Units were issued under a registration rights agreement, which required the filing of a registration statement for the shares of common stock issued and common stock underlying the two warrant series under the Units. The Company subsequently filed a registration statement in accordance with the registration rights agreement.

               On January 21, 2000, the Company sold 260,000 Units to six individuals under the same terms and conditions contained in the AIG Unit offering dated January 6, 2000, for a purchase price of $130,000. The securities issued were included under the registration statement subsequently filed by the Company on behalf of AIG.

               On February 11, 2000, the Company granted 1,225,000 incentive stock options and nonqualified stock options, at $.98 per common share to seven directors and/or officers of the Company. These options have a term of ten years. The options will vest over a three-year period (Note
         10).

               On March 9, 2000, a one-year agreement with Quaker Capital Markets Group, Inc. ("Quaker") to provide investment banking services expired, and was not renewed by the Company.

               In March and April 2000, the Company sold 623,227 Units to various individuals for a purchase price of approximately $501,000. These units included one share of common stock and one warrant at exercise prices between $.50 and $1.35 per share for a five-year period. These units were sold with certain registration rights.

               On May 10, 2000, the Company filed a registration statement Form SB-2/A with the Securities and Exchange Commission ("SEC") covering the registration of shares of common stock pursuant to the securities purchase agreements for Units in January 2000, March 2000 and April 2000.

               On April 18, 2000, the Company entered into a one-year agreement with Charterbridge Financial Group, Inc. to solicit equity funding and joint venture arrangements. This agreement was terminated in September 2000.

               In May 2000, the Company converted a convertible promissory note (Note 3) in the amount of $400,000 into 1,600,000 shares of the Company's common stock. Subsequently, the stockholder exercised 300,000 warrants, issued in connection with the promissory note, at an exercise price of $.25, resulting in net proceeds to the Company in the amount of $75,000 (Note 10). The shares issued under these transactions were fully registered due to their inclusion under the registration statement noted above.

                   CAPITA RESEARCH GROUP, INC. AND SUBSIDIARY
                          (A Development Stage Company)

             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 1.  HISTORY  AND  NATURE  OF  THE  BUSINESSES  AND  BUSINESS   COMBINATIONS
         (CONTINUED)

               On July 3, 2000, the Company entered into a one year agreement with Park Avenue Consulting Group, Inc. ("Park Avenue") to provide investor relations services. The Company issued 400,000 shares of common stock, which were valued at approximately $0.48 per share, resulting in unearned compensation of $193,600 at that date. During 2000, $96,800 of unearned compensation was amortized, resulting in a balance of unearned compensation of $96,800 at December 31, 2000.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation and Combination

               For the years ended December 31, 2000, 1999 and 1998, the consolidated financial statements include the wholly owned subsidiary, Capita Systems, Inc. For the cumulative period January 1, 1996 through December 31, 1997, the combined financial statements include the accounts of two entities, which were under common control and management, MSI and MSII. The consolidated financial statements of NextGen included the accounts of its wholly owned subsidiary, Capita Systems, Inc. All significant intercompany transactions have been eliminated in all years presented.

         Stock-Based Compensation

               Capita adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock-Based Compensation," but elected to continue to utilize the "intrinsic value" method of accounting for recording stock-based compensation expense for employees, as provided for in Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees."

         Fair Value of Financial Instruments

               The Company's financial instruments consist primarily of cash, accounts receivable, accrued expenses and debt instruments. The recorded values of cash, accounts receivable, accounts payable and accrued expenses are considered to be representative of their fair values. Based upon the terms of the Company's debt instruments that are outstanding as of December 31, 2000 and 1999, the carrying values are considered to approximate their respective fair values.

         Receivables

               Receivables   consist   primarily   of   amounts   due   from   a
         stockholder/director, which amounts have been fully reserved as of December 31, 2000 by means of a provision for bad debt expense.

         Equipment

               Equipment, including assets under capital leases, is stated at cost. Major improvements are capitalized; minor replacements, maintenance and repairs are charged to current operations. Depreciation is computed by applying the straight-line method over the estimated useful lives of the related assets for financial reporting purposes and an accelerated method for income tax purposes.

                   CAPITA RESEARCH GROUP, INC. AND SUBSIDIARY
                          (A Development Stage Company)

             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Long-Lived Assets

               The Company reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. The Company has not identified any such impairment losses.

         Software Development Costs

               Development costs incurred in the research and development of new software products are expensed as incurred until technological feasibility has been established. Software development expenses incurred for product enhancements after the product has reached technological feasibility have not been material and, accordingly, also have been charged to operations as incurred. As of December 31, 2000, no software development costs had been capitalized.

         Advertising and Promotion Costs

               Advertising and promotion costs are charged to current operations when incurred. Advertising and promotion costs for 2000, 1999 and 1998 were $144,011, $29,872 and $9,824, respectively.

         Income Taxes

               The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires the use of an asset and liability approach for financial accounting and reporting for income taxes. Under this method, deferred tax assets and liabilities are recognized based on the expected future tax consequences of temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities as measured by the enacted tax rates that are expected to be in effect when taxes are paid or recovered.

         Research and Development

               Expenditures for research, development, and engineering of products and manufacturing processes are expensed as incurred. Since the Company is in the development stage, all the work performed by its non-administrative personnel is considered research and development. During 2000 and 1999, significant research and development is included in selling, technical, and research costs. Research and development costs for 2000, 1999 and 1998 were $168,084, $236,093 and $102,534, respectively.

         Basic Earnings (Loss) Per Common Share

               Basic earnings (loss) per common share are computed by dividing net income (loss) by the weighted average number of common shares. The exercise of existing options and/or warrants has not been considered in the determination of diluted earnings (loss) per share, since such exercise would be anti-dilutive.


         Estimates

               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the period periods. Actual results could differ from those estimates.

                   CAPITA RESEARCH GROUP, INC. AND SUBSIDIARY
                          (A Development Stage Company)

             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Reclassifications

               Certain reclassifications have been made to the prior year amounts to conform with the current year's presentation.

NOTE 3.  STOCKHOLDER LOANS

         The Company is indebted to its stockholders as follows:
                                                                                        2000          1999
                                                                                    --------      --------
                   Loan payable, Stockholder, payable on demand.  This debt was
                   satisfied in January 2000 (Note 11)                                     -       $20,000

                   Convertible Loan payable, Stockholder. Due in installments of
                   $100,000  in August  2000,  $200,000  in  September  2000 and
                   $100,000 in October  2000.  300,000  warrants were granted in connection  with the loan (Note 10).  Interest  is payable at prime  (8.5% at  December  31,1999).  In  2000,  the loan was converted at $.25 per common share into  1,600,000  shares of common  stock and the  warrants  were  converted  at $.25 per common share into 300,000 shares of common stock (Note 1).
                                                                                           -       400,000
                   Loan payable, Stockholder.Unsecured. Interest at 8.6%. Due in
                   March 2001                                                        $24,000             -

                   Loans payable,Stockholders.Due January 2001, with an interest rate of 9.5%.The loan is convertible into common stock at $.26 per common share.  In addition, the Company issued 128,040 warrants in connection with the debt.  The warrants are
                   convertible at $.40 per common share.                              31,000             -

                   Loan payable, Stockholder. The Company entered into a loan in the total  amount of  $600,000.  As of December  31,  2000, a total of $195,000 had been  borrowed.  Interest is payable at prime plus 3% (12.5% at December 31, 2000). This loan is past due. Both parties have mutually  terminated the agreement for
                   the  remaining   installments  of  $405,000.   This  loan  is
                   convertible  into common  stock at a price of $.60 per common share.  In  addition,  the  stockholder  was granted  325,000 warrants  to  purchase  common  stock  at a price of $.60 per common share.
                                                                                     195,000             -
                                                                                    --------      --------
                           Totals                                                   $250,000      $420,000
                                                                                    ========      ========

                   CAPITA RESEARCH GROUP, INC. AND SUBSIDIARY
                          (A Development Stage Company)

             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 3.  STOCKHOLDER LOANS (CONTINUED)

               Interest expense on stockholder loans for 2000, 1999 and 1998 was $206,611, $19,044 and $23,612 respectively. Accrued interest on stockholder loans at December 31, 2000 and 1999 was $9,433 and $11,272, respectively. Interest expense of $185,261 and $26,000 for 2000 and 1999, respectively, related to the issuance of 753,040 warrants in connection with debt instruments, has been recorded using a valuation range between $.11 and $.42 per warrant based on certain assumptions, including expected volatility of 100%-200%, a risk free rate of 6.5%, expected life of warrants between 1-3 years and no expected payment of dividends (Note 10).

NOTE 4.  PROPERTY AND EQUIPMENT

               Property and equipment consists of the following:

                                                              2000         1999
                                                         ---------    ---------

         Equipment                                       $ 284,436    $ 221,728
         Furniture and fixtures                             41,759       31,589
         Leasehold improvements                             28,340       24,565
                                                         ---------    ---------
                                                           354,535      277,882
         Less-accumulated depreciation and amortization   (175,076)     (68,205)
                                                         ---------    ---------

                                                         $ 179,459    $ 209,677
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

NOTE 6.  INCOME TAXES

               A  reconciliation  of  the  differences   between  the  Company's
         effective tax rates and the statutory Federal income tax rate of 34% in 2000, 1999 and 1998 is as follows:

                                                                   2000           1999           1998
                                                            -----------    -----------    -----------
         Income tax benefit at statutory rate               ($  901,209)   ($  409,264)   ($  394,632)
         Permanent differences                                      520            435          1,210
         State income tax benefit, net of Federal effect       (174,941)       (79,445)       (76,605)
         Reduction in income tax benefit due to valuation
           allowance                                          1,075,630        488,274        470,027
                                                            -----------    -----------    -----------

                                                            $         -    $         -    $
                                                            ===========    ===========    ===========

                   CAPITA RESEARCH GROUP, INC. AND SUBSIDIARY
                          (A Development Stage Company)

             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 6.  INCOME TAXES (CONTINUED)

               The Company, its predecessors and its affiliates have experienced significant losses since inception. As a result of the business combinations during 1998, certain of the accumulated net operating loss carryforwards generated by these losses, which total approximately $2.5 million, may be lost and/or substantially limited. Notwithstanding such effect, any deferred tax asset recorded as a result of potential net operating loss carryforwards which would be available to offset future taxable income, would be offset by an equivalent valuation allowance, since Management believes that it is more likely than not that such deferred tax asset will not be realized. Total net operating loss carryforwards (without considering limitations referred to above) approximate $5,100,000 at December 31, 2000 and begin expiring circa 2010.

               The deferred tax asset at December 31, 2000 and 1999 of approximately $2,066,000 and $1,003,000 respectively has been offset by valuation allowances of equal amounts.

NOTE 7.  COMMITMENTS AND CONTINGENCIES

         Capital Leases

               The Company leases, under various capital lease arrangements expiring through August 2002, certain computer equipment with a total cost of $95,155. The assets and liabilities under the capital lease are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are depreciated over the shorter of the related lease term or the estimated lives. Amortization expense of $29,423, $14,980 and $7,811 related to the assets under capital lease was incurred for the years ended December 31, 2000, 1999 and 1998, respectively. Interest expense related to the capital lease was $8,512, $4,868 and $3,651 for the years ended December 31, 2000, 1999 and 1998.

               Minimum future obligations under capital leases are:

               YEARS ENDING
               DECEMBER 31,                          AMOUNT
               ------------                         -------

                        2001                        $28,739
                        2002                         19,862
                                                    -------

               Total minimum lease payments          48,601
               Less-amounts representing interest     8,534
                                                    -------

               Present value of future minimum
                 lease payments                      40,067
               Less-current portion                  22,161
                                                    -------

               Long-term portion                    $17,906
                                                    =======

                   CAPITA RESEARCH GROUP, INC. AND SUBSIDIARY
                          (A Development Stage Company)

             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 7.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

         Operating Leases

               Effective January 1, 1999 the Company entered into an operating lease for its corporate office located in Blue Bell, Pennsylvania. The lease agreement was for a term of three years, expiring December 2001. On October 26, 1999, the Company entered into a lease agreement for additional space; the lease will run concurrent with the existing lease at Blue Bell. On May 9, 2000, the Company amended its lease agreements extending the lease terms through December 31, 2003 and increasing office space. Rent expense for 2000, 1999 and 1998 amounted to approximately $125,701, $79,800 and $22,000, respectively.

               Minimum future rental payments under noncancellable operating leases through December 2001 and in the aggregate are:

               YEARS ENDING
               DECEMBER 31,                      AMOUNT
               ------------                      -------

                        2001                    $136,980
                        2002                     153,720
                        2003                     158,844
                                                 -------

                                                $449,544


         Employment Contracts

               Certain officers of the Company have employment contracts in the normal course of business ranging from three to five years. In January 2001, the new Chief Executive Officer entered into a contract for a period of one year.

         Litigation

               At December 31, 2000, the Company was a defendant in a lawsuit with a former officer/director of the Company. On March 26, 2001, the lawsuit was settled. The terms of the settlement require the Company to pay the plaintiff $25,000, plus interest, if applicable, at the prime rate, within one year from the date of the settlement. In the event the Company does not pay the plaintiff according to the terms of the settlement, the Company has agreed that the plaintiff shall retain the right to enforce a judgment against the Company for $100,000 plus interest. The Company recorded the $25,000 as an expense in 2000.

               At December 31, 2000, the Company was a defendant in a lawsuit with a Company who provided marketing services to the Company. The claim is for $70,000 and was originally brought as an arbitration case. The case has been withdrawn from arbitration by the plaintiff with a threat to reenter the claim in court. Neither the Company nor its counsel can predict a likely outcome of the case at this time.

                   CAPITA RESEARCH GROUP, INC. AND SUBSIDIARY
                          (A Development Stage Company)

             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 7.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

         Litigation (Continued)

               At December 31, 2000, the Company was a party to a dispute brought by a company who provided services to the Company in connection with raising capital for the Company. The plaintiff originally claimed amounts owed to it by the Company of up to approximately $89,000. The parties subsequently negotiated a proposed settlement which would call for Capita to pay between $16,000 and $61,000 of commissions, depending on future investments by proposed stockholders. The settlement was never consummated and no further action has occurred. The Company has accrued the $16,000 minimum amount at December 31, 2000.

               At December 31, 2000, the Company was a defendant in litigation with another company providing potential equity investors. The claim was originally for a continuing payment of $9,500 per month for fees and 99,500 shares of stock. A proposed settlement has been drafted, calling for the payment of 60,000 shares. The Company has accrued $55,000 as an expense at December 31, 2000 representing the liability it expects to incur related to settlement of this litigation.

               The Company is a party to a dispute with a consulting firm, based upon an arrangement to provide services to the Company. The Company has terminated the agreement with the consultant and demanded the return of 400,000 shares of stock and $7,000 paid to the consultant. No further action has occurred with respect to this dispute.

NOTE 8.  DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE

               The deficit accumulated during the development stage was $6,217,545 at December 31, 2000, which includes a loss of $114,273 from the inception of the Company through December 31, 1995. There were no transactions, which occurred from the inception of the Company and its predecessors through December 31, 1995, which were qualitatively, or quantitatively material to the consolidated and combined financial statements.

NOTE 9.  GOING CONCERN

               The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has exhausted its cash and does not have significant other material assets nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.

               It is the intent of the Company to generate revenue through the sales and/or licensing of its software and hardware products. The Company continues to focus its energies on raising capital to begin the manufacturing and marketing of its products. Toward these ends, the Company continues to have ongoing discussions with investment bankers, venture capital firms, high net worth investors and financing consultants to aid in the raising of capital and to present seminars on its technology. Management believes that with successful completion of a financing package, that delivered sales of the Company's products will occur. In the opinion of management, sales of the Company's products, together with the proceeds from the sale of its common stock and/or debt financing, will be sufficient for it to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet obligations on a timely basis and ultimately to attain profitability.

                   CAPITA RESEARCH GROUP, INC. AND SUBSIDIARY
                          (A Development Stage Company)

             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 10. STOCKHOLDERS' EQUITY

         Warrants

               At December 31, 2000 and 1999, the Company had 6,434,938 and 300,000 detachable stock warrants outstanding, respectively, issued in connection with the sale of Investment Units and convertible debentures. These warrants were issued at exercise prices of $.25 to $1.35, with expirations of from two to five years. During 2000, a total of 300,000 warrants were exercised for 300,000 shares of the Company's common stock at $.25 per common share.

               Exercise prices of warrants at December 31, 2000 are as follows:

               Warrant Exercise Price                  Number of Warrants
               ----------------------                  ------------------
                        $0.40                               2,816,711
                         0.50                               1,410,000
                         0.60                                 325,000
                         1.00                               1,410,000
                         1.35                                 473,227
                                                           ----------
                                                            6,434,938

               The Company recorded additional interest expense attributable to detachable warrants issued in conjunction with a total of $626,000 of debt. Such debt was borrowed from stockholders at a below market rates of interest (Note 3).

         Stock Option Plan

               Capita has stock-based incentive compensation plans, approved by its stockholders. The terms of which provide that up to 3,500,000 shares may be granted to directors, officers, key employees, consultants and other individuals who perform services for the Company. The plans provide for certain options granted to qualify as Incentive Stock Options under the Internal Revenue Code and other options to be considered "non-statutory stock options." Awards under the plans were made to directors/officers, employees and consultants in 2000 and 1999. Stock options granted through December 31, 2000 have an exercise price equal to 100 percent of the market value of the common stock at the date of grant, except for options granted to officers who are 10% holders of the Company's common stock, where the exercise price of options grants was 110% of market value.

               A summary of stock options outstanding and exercisable at December 31, 2000 is as follows:

                                   Number             Weighted Average          Weighted               Number            Weighted
           Range of            Outstanding at             Remaining              Average           Exercisable at        Average
        Exercise Price       December 31, 2000        Contractual Life       Exercise Price      December 31, 2000    Exercise Price
        --------------       -----------------        ----------------       --------------      -----------------    --------------

          $.45-$1.05              1,314,500                   4                   $0.84               427,950             $0.98
            $1.38                    44,500                   8                    1.38                33,000              1.38
          $.66-$.89                 161,330                   9                    0.81               131,121              0.81
                                  ---------                                       -----               -------              ----

                                  1,520,330                                       $0.85               592,071              0.96
                                  =========                                       =====               =======              ====

                   CAPITA RESEARCH GROUP, INC. AND SUBSIDIARY
                          (A Development Stage Company)

             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 10. STOCKHOLDERS' EQUITY (CONTINUED)

         Stock Option Plan (Continued)

               Information regarding stock options outstanding and exercisable at December 31, 2000 and 1999 is as follows:

                                                                      Weighted
                                                       Numbers of     Average
Options Issued to Employees                              Shares   Exercise Price
---------------------------                            ----------    -------
Options Outstanding, January 1, 1999                         --         --
  Activity, 1999
     Options Granted                                       54,500       1.38
     Options Expired/Terminated                              --         --
     Options Exercised                                       --         --
                                                       ----------    -------
Options Outstanding, December 31, 1999                     54,500       1.38
  Activity, 2000
     Options Granted                                    1,344,500       0.98
     Options Expired/Terminated                           (50,000)     (1.14)
     Options Exercised                                       --         --
                                                       ----------    -------
Options Outstanding, December 31, 2000                  1,349,000       0.99
                                                       ----------    -------

Options Issued to Non-Employees

Options Outstanding, January 1, 1999                         --         --
  Activity, 1999
     Options Granted                                       10,000       1.38
     Options Expired/Terminated                              --         --
     Options Exercised                                       --         --
                                                       ----------    -------
Options Outstanding, December 31, 1999                     10,000       1.38
  Activity, 2000
     Options Granted                                      211,330       0.83
     Options Expired/Terminated                              --         --
     Options Exercised                                    (50,000)     (0.89)
                                                       ----------    -------
Options Outstanding, December 31, 2000                    171,330       0.81
                                                       ----------    -------

Total Outstanding Options at December 31, 2000          1,520,330       0.85
                                                       ==========    =======

Shares reserved for future grants, December 31, 2000    1,879,670       --
                                                       ==========    =======

                   CAPITA RESEARCH GROUP, INC. AND SUBSIDIARY
                          (A Development Stage Company)

             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 10. STOCKHOLDERS' EQUITY (CONTINUED)

         Stock Option Plan (Continued)

               With respect to stock options  granted to employees,  the Company has adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock-based compensation," but applies APB Opinion No. 25 ("Accounting for Stock Issued to Employees") in accounting for its stock compensation plan. Accordingly, no compensation cost has been recognized with respect to stock options granted including non-recourse stock sales to employees, officers and directors in 2000 and 1999. Compensation cost that would have been recognized in accordance with the basis of fair value pursuant to SFAS No. 123, if the Company had so elected, would have increased the Company's net loss for 2000 and 1999 by approximately $529,000 or ($.02) per share and $130,000 or ($.01) per share, respectively. The method of determining proforma compensation cost for 2000 and 1999 was based on certain assumptions, including expected volatility of 100%-200%, a risk free interest rate of 6.0%, expected life of options ranging from 1 to 3 years and no expected payment of dividends.

               With respect to stock options granted to non-employees, the Company records the appropriate expense as required by SFAS 123. Consulting expense recorded by the Company in 2000 and 1999, relating to options granted to consultants, was calculated using similar assumptions to those disclosed above. Such expense was approximately $95,000 and $2,000 in 2000 and 1999 and had an immaterial effect on loss per common share.

         Stock Subscription Receivable

               On June 21, 1999 the Company approved the issuance of 3,350,273 shares of the Company's common stock at a purchase price of $0.25 per share to five directors and/or officers of the Company. In exchange for the stock in the Company, the individuals issued non-recourse notes to the Company at an interest rate of 5.75%. Accrued interest on the stock subscription receivable at December 31, 2000 and 1999 was $76,254 and $28,094, respectively. Interest expense on the stock subscription receivable is recorded as additional paid in capital. The stock subscription receivable is shown as a reduction in Stockholders' equity as of December 31, 2000.

         Stock Issued for Services

               The Company values stock issued for services at is fair market value at the date of issuance.

NOTE 11. OTHER RELATED PARTY TRANSACTIONS

               In January 1999, a Director was issued 84,000 shares of common stock at $0.25 per share in return for various office furniture and fixtures at a fair value of $21,000.

               During 1999, a Director was issued a total of 191,340 shares of common stock at $0.25 per share as rent and in return for office equipment.

               On January 10, 2000, the Company repaid a note payable to a stockholder in the amount of $20,000 plus other reimbursable expenses in the amount of $4,167 (Note 3).

               On August 24, 2000, the Company sold 25,000 Investment Units to a director, for $10,000. These Units included 25,000 shares of common stock and 25,000 warrants exercisable into 25,000 shares of common stock at an exercise price of $.40 for a period of two years.

                   CAPITA RESEARCH GROUP, INC. AND SUBSIDIARY
                          (A Development Stage Company)

             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 11. OTHER RELATED PARTY TRANSACTIONS (CONTINUED)

               On November 14, 2000, the Company sold 500,000 Investment Units to a director, for $50,000. These Units included 500,000 shares of common stock and 500,000 warrants exercisable into 500,000 shares of common stock at an exercise price of $.40 for a period of two years.

               During 2000, the Company paid its law firm, an aggregate of $99,076 in legal fees. A partner with the law firm is a director of the Company. The Company issued a total of 162,857 shares of common stock in exchange for a portion of those legal fees, as well as options exercisable at $.89 per common share, valued at $37,153.

NOTE 12. SUBSEQUENT EVENTS

               On January 4, 2001, the Company issued 460,000 shares to four employees and one technical consultant to the Company (including 250,000 shares to two officers) at an issue price of $0.045 per share.

               On January 4, 2001, the Company named Cletus B. Kuhla as President/CEO, replacing David B. Hunter, who was named Chairman of the Board.

               In January 2001, the Company in an effort to raise equity issued subordinated convertible debentures and warrants to purchase common stock of the Company. The debentures are convertible into common stock at $.75 per common share and will receive 6% interest with certain increases. Warrants were issued at an exercise price of $1.25-$2.25 per common share with each debenture equal to 20% of the debenture. In 2001, the Company received $100,000 from a director and $50,000 from an existing stockholder, in conjunction with this debt offering.

               On January 4, 2001, the Company issued 1,014,000 incentive stock options and nonqualified stock options, at $.045 per common share to nine employees, directors and/or officers of the Company. These options have a term of ten years. The options are fully invested.

               In January 2001, the Company received $9,000 in proceeds for 225,000 shares of the Company's common stock at $.04 per common share. In addition, 225,000 warrants were issued at a conversion price of $.40 per common share.

                                   SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITA RESEARCH GROUP, INC.

                             By: /s/ Cletus B. Kuhla
                             -----------------------
                                     Cletus B. Kuhla
                                     President & Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signatures                     Titles                          Date

By: /s/ David B. Hunter                                        April 11, 2001
---------------------                                          ---------------
David B. Hunter                Chairman of the Board


By: /s/ Cletus B. Kuhla                                        April 11, 2001
-----------------------                                        ---------------
Cletus B. Kuhla                President, Chief Executive
                               Officer

By: /s/ Tomas J. Stenstrom                                     April 11, 2001
--------------------------                                     ---------------
Tomas J. Stenstrom             Executive Vice President,
                               Chief Technology Officer and
                               Director
By: /s/ Anthony J. Baratta                                     April 11, 2001
--------------------------                                     ---------------
Anthony J. Baratta             Chief Financial Officer

By: /s/ Millard E. Tydings, II                                 April 11, 2001
------------------------------                                 ---------------
Millard E. Tydings, II         Secretary and Director

By: /s/ Ralph Anglin                                           April 11, 2001
--------------------                                           ---------------
Ralph Anglin                   Director

By: /s/ Andrew J. Beck                                         April 11, 2001
----------------------                                         ---------------
Andrew J. Beck                 Director

By: /s/ Robert M. Davis                                        April 11, 2001
-----------------------                                        ---------------
Robert M. Davis                Director